Form 10QSB
period 2002-06-30
VIBRANT HEALTH INTERNATIONAL
filed 2002-08-28
CIK 1168776

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  June  30,  2002

Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For  the  transition  period  from  __________  to  __________

Commission  file  number:     333-85460

                          VIBRANT HEALTH INTERNATIONAL
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   Nevada                          84-1595734
    (State  or  other  jurisdiction  of         (I.R.S.  Employer
     incorporation  of  organization)           Identification  No.)

        8907 E. Chenango Ave, Greenwood Village, CO       80111
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

                     Issuer's telephone number: 303-713-1870

              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                                     ---

As of August 15, 2002, the registrant had 3,935,000 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes___ No  X
                                                                           ----
===============================================================================

          VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


                           CONSOLIDATED BALANCE SHEET


                                                           June 30,     December 31, 2001
                                                             2002
                                                         ------------
                                                         (unaudited)

                                     ASSETS
Current assets
 Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     4,539   $           23,009
                                                         ------------  -------------------

Total assets. . . . . . . . . . . . . . . . . . . . . .  $     4,539   $           23,009
                                                         ============  ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable and accrued expenses. . . . . . . . .  $     3,291   $            1,064
 Note payable . . . . . . . . . . . . . . . . . . . . .       25,000               25,000
 Notes payable- related party . . . . . . . . . . . . .       15,000               15,000
                                                         ------------  -------------------
   Total current liabilities. . . . . . . . . . . . . .       43,291               41,064
                                                         ------------  -------------------

Commitments

Stockholders' deficit
 Common stock, authorized 100,000,000 shares, $.001 par        3,935                3,935
 value; 3,935,000 shares issued and outstanding
 Additional paid-in capital . . . . . . . . . . . . . .        4,035                4,035
 Deficit accumulated during the development stage . . .      (46,722)             (26,025)
                                                         ------------  -------------------
   Total stockholders' deficit. . . . . . . . . . . . .      (38,752)             (18,055)
                                                         ------------  -------------------

Total liabilities and stockholders' deficit . . . . . .  $     4,539   $           23,009
                                                         ============  ===================

          VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                 For the Period
                                                                                                      from
                                                                                                  December 3,
                                                                                                      1997
                                                                                                  (Inception)
                                         For the Three Months Ended   For the Six Months Ended      through
                                         --------------------------  --------------------------
                                         June 30,2002  June 30,2001  June 30,2002  June 30,2001   June 30,2002
                                         ------------  ------------  ------------  ------------  --------------
                                         (unaudited)   (unaudited)   (unaudited)   (unaudited)   (unaudited)

Sales . . . . . . . . . . . . . . . . .  $     3,813   $         -   $     3,813   $         -   $     4,142

Cost of goods sold. . . . . . . . . . .        1,360             -         1,360             -         1,413
                                         ------------  ------------  ------------  ------------  ------------

Gross profit. . . . . . . . . . . . . .        2,453             -         2,453             -         2,729
                                         ------------  ------------  ------------  ------------  ------------

Operating expenses
    Website development costs . . . . .        2,209             -         2,209             -        12,209
    General and administrative expenses       10,581            18        18,141            36        33,484
                                         ------------  ------------  ------------  ------------  ------------
       Total operating expenses . . . .       12,790            18        20,350            36        45,693
                                         ------------  ------------  ------------  ------------  ------------

Loss from operations. . . . . . . . . .      (10,337)          (18)      (17,897)          (36)      (42,964)

Interest expense. . . . . . . . . . . .          900             -         2,800             -         3,758
                                         ------------  ------------  ------------  ------------  ------------

Net loss. . . . . . . . . . . . . . . .  $   (11,237)  $       (18)  $   (20,697)  $       (36)  $   (46,722)
                                         ============  ============  ============  ============  ============

Earnings (loss) per share - . . . . . .  $     (0.00)  $     (0.00)  $     (0.01)  $     (0.00)
                                         ============  ============  ============  ============
 basic and diluted

Weighted average shares outstanding . .    3,935,000     2,910,000     3,935,000     2,910,000
                                         ============  ============  ============  ============

          VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
          FOR THE PERIOD FROM DECEMBER 3, 1997 (INCEPTION) THROUGH JUNE 30, 2002


                                                                        Deficit
                                                                        Accumulated
                                                            Additional  During the    Total
                                           Common Stock     Paid-In     Development   Stockholders'
                                        -----------------
                                         Shares    Amount   Capital     Stage         Equity
                                        ---------  -------  ----------  ------------  ---------

Balance - December 3, 1997 (Inception)          -  $     -  $      -    $      -      $   -

Stock issued . . . . . . . . . . . . .    970,000      970         -           -        970

Net loss for periods . . . . . . . . .          -        -         -        (691)      (691)
                                        ---------  -------  --------    ---------  ---------

Balance - December 31, 1999. . . . . .    970,000      970         -        (691)       279

Net loss . . . . . . . . . . . . . . .          -        -         -        (206)      (206)
                                        ---------  -------  --------    ---------  ---------

Balance - December 31, 2000. . . . . .    970,000      970         -        (897)        73

Stock issued . . . . . . . . . . . . .  2,965,000    2,965     4,035           -      7,000

Net loss . . . . . . . . . . . . . . .          -        -         -     (25,128)   (25,128)
                                        ---------  -------  --------    ---------  ---------

Balance - December 31, 2001. . . . . .  3,935,000    3,935     4,035     (26,025)   (18,055)

Net loss (unaudited) . . . . . . . . .          -        -         -     (20,697)   (20,697)
                                        ---------  -------  --------    ---------  ---------

Balance - June 30, 2002. . . . . . . .  3,935,000  $ 3,935  $  4,035    $(46,722)  $(38,752)
                                        =========  =======  ========    =========  =========

          VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Cumulative
                                                                                    from December
                                                                                       3, 1997
                                                      For the Six Months Ended      (Inception) to
                                                  --------------------------------
                                                   June 30, 2002    June 30, 2001    June 30, 2002
                                                  ---------------  ---------------  ---------------
                                                    (unaudited)      (unaudited)      (unaudited)
Cash flows from operating activities
 Net loss. . . . . . . . . . . . . . . . . . . .  $      (20,697)  $          (36)  $      (46,722)
   Adjustments to reconcile net loss to net cash
 used in operating activities
   Common stock issued for interest expense. . .               -                -              750
     Changes in operating assets and liabilities
    Accounts payable and accrued expenses. . . .           2,227                -            3,291
                                                  ---------------  ---------------  ---------------
       Net cash used by operating activities . .         (18,470)             (36)         (42,681)
                                                  ---------------  ---------------  ---------------

Cash flows from financing activities
 Proceeds from note payable. . . . . . . . . . .               -                -           25,000
 Proceeds from notes payable - related party . .               -                -           15,000
 Proceeds from issuance of common stock. . . . .               -                -            7,220
                                                  ---------------  ---------------  ---------------
       Net cash provided by financing activities               -                -           47,220
                                                  ---------------  ---------------  ---------------

Net (decrease) increase in cash. . . . . . . . .         (18,470)             (36)           4,539

Cash, beginning of year. . . . . . . . . . . . .          23,009               73                -
                                                  ---------------  ---------------  ---------------

Cash, end of period. . . . . . . . . . . . . . .  $        4,539   $           37   $        4,539
                                                  ===============  ===============  ===============

          VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Vibrant Health International (the Company), was formed on July 9, 2001 as a Nevada company. The Company's business operations and contracts will primarily be conducted by its wholly owned subsidiary, Vibrant Health, Inc.

Vibrant  Health,  Inc.  was  formed  on  December 3, 1997 as a Colorado company.
Vibrant Health, Inc. intends to be a supplier and distributor of health and nutritional products via use of the internet. Operations since inception consist principally of setting up the Company and developing the Company's website.

On July 9, 2001, the Company issued 2,910,000 shares of common stock in exchange for 100% of the outstanding shares of Vibrant Health, Inc. Due to the common ownership of the companies, the acquisition was accounted for as a recapitalization of Vibrant Health, Inc.


NOTE  2  -  LIQUIDITY  AND  MANAGEMENT'S  PLANS
-----------------------------------------------

The Company has incurred accumulated losses of approximately $47,000 from the inception of Vibrant Health International through June 30, 2002. These losses and the significant future cash requirements related to developing the business indicate substantial doubt that the Company may be able to continue as a going concern unless additional capital is obtained or future profitable operations are achieved. Management feels that if a minimum of $87,500 of proceeds is received from the registration of its common stock on Form SB-2, Registration Statement under the Securities Act of 1933, then the Company will be able to maintain its operations through December 31, 2002. There is no assurance that management will be successful in obtaining such financing. The Company's registration went effective on August 5, 2002 and the Company is in the process of preparing the initial public offering. The Company's offering will apply to residents of California and Colorado.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
-------------------------------------------------

GENERAL

     We were incorporated in Nevada on July 9, 2001. We are a distributor of health and nutritional products. We have commenced only limited operations as of the date of this filing. Currently, we are distributing healthcare products to our customers via orders generated on our newly functional Internet websites, www.vibranthealthonline.com and www.store.yahoo.com/vibranthealthonline. Our
---------------------------
current business operations and related operational contracts are being conducted out of our wholly owned subsidiary, Vibrant Health, Inc., a Colorado corporation.

     We intend to distribute health and nutritional products. We are a distribution company and do not have any expertise in nutritional science or manufacturing. The name Vibrant Health does not reflect health expertise but rather is marketing oriented and was selected to instill in our customers a feeling of vigor, energy, and motivation, with the obvious clarifying word of health pinpointing our product focus. We believe that individuals with such feelings will understand the value of fitness and appreciate the value of our products.

     We intend to focus our marketing efforts in generating sales orders using our Internet websites. We will accept ancillary orders when they are available to us by facsimile, email, phone calls, or mail. However, our printed material will generally advocate and guide the potential customer to route orders for our product via our websites. Although our websites are operational, we believe our websites will continuously be updated and refined and therefore do not have a specific completion dates.

     We do not manufacture the products that we sell. Instead, we contract with health and nutritional product formulators who specialize in supplying products. We do not generally inventory or ship product from our offices. Our plan is to out-source our order fulfillment operations so that we can focus on the sale of our products.

     We have entered into a five year agreement that expires October 2006 with Imagenetix, Inc. a company located in southern California, to supply us with their proprietary products. They have experience in packaging and supplying health and nutritional products. They will assist us in choosing a few select products of theirs which they believe are their highest quality products, with large potential markets, and with profit margins that would warrant our attention.

     We selected Imagenetix, Inc. because they are established in the nutrition and natural health products area. If we were to lose this agreement with Imagenetix, Inc., our ability to obtain a supply of quality product on favorable terms would probably be greatly hampered. We believe that we would be able to find other suppliers, but that they would require a greater expenditure of management time and that profit margins on sales may decrease.

     Our websites currently list two products for sale. Each is a form of Imagenetix's proprietary product, Celadrin(TM). We market a cream form in a jar and an oral gelcap form of this product. We place a label on each product sold identifying the products as either Vibrant Creme or Vibrant Celcaps as well as a label identifying the product as Celadrin(TM). We have no exclusivity with respect to any of these products. In fact, there are several distributors that market other private label forms of these products through their marketing organizations. We are the first E-commerce company which will distribute Celadrin(TM). We are unaware of any other companies that are currently offering Celadrin(TM) products online.

     Celadrin(TM) is a scientifically tested and effective formulated product developed to provide support for healthy joint function and mobility. Celadrin(TM) consists of a complex of scientifically targeted fatty acids. The oral form of Celadrin(TM) was subjected to clinical studies, with exceptional result for efficacy as well as absence of side effects. We intend to capitalize on what we believe will be a surge of demand for these products as new information is released on Celadrin(TM) in the near future.

     We are supplying products under our own Vibrant Health brand name. Imbedding the Vibrant Health name as part of the product title may significantly increase the name recognition of both product and Company and associate it with quality and value. Costs associated with labeling products with our name are minimal and consist of printing new labels for product containers.

THREE  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

     The Company had $3,813 in sales from continuing operations for the three month period ended June 30, 2002 and sales of $-0- for the same three month period in 2001. Sales were higher in the quarter ended June 30, 2002 because the Company commenced operations in July 2001. Cost of goods sold was $1,360 for the period ended June 30, 2002 compared to $-0- for the same period in 2001. The Company had a gross profit of $2,453 for the three months ended June 30, 2002 compared to $-0- for the same period in 2001.

     Operating expenses for the three month periods ended June 30, 2002 were $12,790 compared to $18 for the same period in 2001. Expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. Increased expenses for the period ended June 30, 2002 were primarily due to website development costs and the costs associated with our initial registration statement. The Company has interest expense of $900 for the three months ended June 30, 2002 compared to $-0- for the same period in 2001.

     As a result of the foregoing factors, the Company realized a net loss of $11,237 for the three months ended June 30, 2002 as compared to net loss of $18 for the same period in 2001.

SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

     The Company had $3,813 in sales from continuing operations for the six month period ended June 30, 2002 and sales of $-0- for the same six month period in 2001. Sales were higher in the quarter ended June 30, 2002 because the Company commenced operations in July 2001. Cost of goods sold was $1,360 for the six month period ended June 30, 2002 compared to $-0- for the same period in 2001. The Company had a gross profit of $2,453 for the six months ended June 30, 2002 compared to $-0- for the same period in 2001.

     Operating expenses for the six month period ended June 30, 2002 were $20,350 compared to $36 for the same period in 2001. Expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. Increased expenses for the period ended June 30, 2002 were primarily due to website development costs and the costs associated with our initial registration statement. The Company has interest expense of $2,800 for the six months ended June 30, 2002 compared to $-0- for the same period in 2001.

     As a result of the foregoing factors, the Company realized a net loss of $20,697 for the six months ended June 30, 2002 as compared to net loss of $36 for the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2002 the Company had assets consisting of $4,539 cash on hand. Current liabilities consisted of accounts payable and accrued expenses of $3,291, a note payable of $25,000 and notes payable to a related party for $15,000 for total current liabilities of $43,291. The Company does not have any long term capital commitments.

     The Company believes that its current cash needs can be met with the cash on hand and from the proceeds of its initial public offering. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

FORWARD-LOOKING  STATEMENTS

     Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the reform act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including operating uncertainty, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Reference is made to all of the Company's SEC filings, including the Company's Report on Form 10KSB, incorporated herein by reference, for a description of certain risk factors. The Company assumes no responsibility to update forward-looking information contained herein.

PART  II:  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     The Company is not a party defendant in any material pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On July 9, 2001, we issued 100,000 shares to our founder and President, Thomas H. McAdam in exchange for $1,000 cash and we issued 2,109,000 shares in exchange for 703,000 shares of Vibrant Health, Inc., and we issued 750,000 shares for consideration of making a loan of $15,000 accessible by the Company which was valued at $750. The securities were sold in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investor had access to all material information pertaining to the Company and its financial condition. The investor completed and signed a subscription agreement attesting to his sophistication or accredited investor status and investment intent. No broker was involved and no commissions were paid in the transactions.

     On July 9, 2001, we issued 801,000 shares to a shareholder in exchange for their 267,000 shares of Vibrant Health, Inc. The stock was valued at $801. The securities were sold in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. Each investor had access to all material information pertaining to the Company and its financial condition. Each investor completed and signed a subscription agreement attesting to his sophistication or accredited investor status and investment intent. No broker was involved and no commissions were paid in the transactions.

     Mr. Thomas McAdam thereafter purchased 550,000 shares of the newly issued stock from one of those shareholders in a private transaction, thus, bringing Mr. Thomas McAdam's total ownership to 3,509,000 shares and reducing the other two shareholders' total to a combined 251,000 shares. The shares were purchased for $550.00 on August 27, 2001.

     In September, 2001, we issued 175,000 shares of common stock to two accredited investors for a total of $5,250. The securities were sold in private transactions, without registration in reliance on the exemption provided by
Section 4(2) of the Securities Act. Each investor had access to all material information pertaining to the Company and its financial condition. Each investor completed and signed a subscription agreement attesting to his sophistication or accredited investor status and investment intent. No broker was involved and no commissions were paid in the transactions.

     The Company filed an SB-2 Registration Statement on its common stock for a minimum of $87,500 and a maximum of $200,000 with the Securities and Exchange Commission that went effective on August 2, 2002. The Company is offering a minimum of 350,000 shares and a maximum of 800,000 shares at $0.25 per share. The Commission file number is 333-85460. The offering commenced on August 2, 2002, however the Company has not yet raised the minimum amount and has in place an escrow agreement whereby all funds are placed in escrow until the minimum amount is raised. Should the Company fail to raise the minimum, all proceeds will be refunded.

     As of August 21, 2002, the Company has incurred expenses in the amount of approximately $17,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees. The Company originally estimated expenses to be $20,000 and believes this is an accurate estimate.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibit                                   Description

        99.1 Certification of the Chief Executive Officer of Vibrant Health International pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of the Chief Financial Officer of Vibrant Health International pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports  on  Form  8-K

     No  reports  were filed on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the Quarter ended June 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

August  28,  2002


VIBRANT  HEALTH  INTERNATIONAL



     By     /s/ Thomas  H.  McAdam
            ------------------------
            Thomas  H.  McAdam
            Chief  Executive  Officer  and
            Chief  Financial  Officer