Form 10QSB
period 2002-09-30
VIBRANT HEALTH INTERNATIONAL
filed 2002-11-12
CIK 1168776

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                          Commission File No. 333-85460

                          VIBRANT HEALTH INTERNATIONAL
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                   84-1595734
        (State or other jurisdiction of       (IRS Employer Identification No.)
         incorporation  or organization)


                8907 E. CHENANGO AVE, GREENWOOD VILLAGE, CO 80111
                     (Address of principal executive offices)

                                  303-713-1870
                           (Issuer's telephone number)

                                 NOT APPLICABLE
      (Former name, address and fiscal year, if changed since last report)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 3,935,000 shares of common stock, par value $.001

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                          VIBRANT HEALTH INTERNATIONAL
                          (A Development Stage Company)
                                      INDEX

                                                                                   Page
PART I..  Financial Information

          Item 1.  Financial Statements                                               3

          Consolidated Balance Sheets, September 30, 2002 (unaudited) and
          December 31, 2001                                                           4

          Unaudited Consolidated Statements of Operations for the Three Months
          and Nine Months ended September 30, 2002 and 2001 and cumulative from
          December 3, 1997 (Inception) through September 30, 2002                     5

          Unaudited Consolidated Statement of Stockholders Deficit for the
          period from December 3, 1997 (Inception) through September 30, 2002         6

          Unaudited Consolidated Statements of Cash Flows, for the Nine Months
          ended September 30, 2002 and 2001and cumulative from  December 3,
          1997 (Inception) through September 30, 2002.                                7

          Notes to Unaudited Consolidated Financial Statements                        8

          Item 2.  Management's Discussion and Analysis of Financial Condition or
          Plan of Operation                                                           9

          Item 3.     Controls and Procedures                                        11

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                         11

          Item 6.  Exhibits and Reports on Form 8-K                                  11

          Signatures                                                                 13

(Inapplicable  items  have  been  omitted)

PART  I.

FINANCIAL  INFORMATION

Item  1.  Financial  Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                  VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)


                                   CONSOLIDATED BALANCE SHEET


                                                            September 30,    December 31, 2001
                                                                2002
                                                           ---------------
  (unaudited)
ASSETS

Current assets
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $        7,520   $           23,009
  Accounts receivable . . . . . . . . . . . . . . . . . .             362                    -
                                                           ---------------  -------------------

Total assets. . . . . . . . . . . . . . . . . . . . . . .  $        7,882   $           23,009
                                                           ===============  ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable and accrued expenses. . . . . . . . . .  $       17,662   $            1,064
 Note payable . . . . . . . . . . . . . . . . . . . . . .          25,000               25,000
 Notes payable - related party. . . . . . . . . . . . . .          15,000               15,000
                                                           ---------------  -------------------
   Total current liabilities. . . . . . . . . . . . . . .          57,662               41,064
                                                           ---------------  -------------------

Commitments and contingencies

Stockholders' deficit
  Common stock, authorized 100,000,000 shares, $.001 par.           3,935                3,935
value; 3,935,000 shares issued and outstanding
  Additional paid-in capital. . . . . . . . . . . . . . .           4,035                4,035
  Deficit accumulated during the development stage. . . .         (57,750)             (26,025)
                                                           ---------------  -------------------
    Total stockholders' deficit . . . . . . . . . . . . .         (49,780)             (18,055)
                                                           ---------------  -------------------

Total liabilities and stockholders' deficit . . . . . . .  $        7,882   $           23,009
                                                           ===============  ===================

                  VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)




                           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    For the Period
                                                                                                   from December 3,
                                                                                                        1997
                                                     For the Three             For the Nine          (Inception)
                                                     Months Ended              Months Ended            through
                                                     September 30,             September 30,         September 30,
                                               ------------------------  ------------------------  ----------------
                                                  2002         2001         2002         2001         2002
                                               -----------  -----------  -----------  -----------  ---------

Sales . . . . . . . . . . . . . . . . . . . .  $   15,791   $        -   $   19,604   $        -   $ 19,933

Cost of goods sold. . . . . . . . . . . . . .       5,215            -        6,575            -      6,628
                                               -----------  -----------  -----------  -----------  ---------

Gross profit. . . . . . . . . . . . . . . . .      10,576            -       13,029            -     13,305
                                               -----------  -----------  -----------  -----------  ---------

Operating expenses
 Website development costs. . . . . . . . . .           -            -        2,209            -     12,209
 General and administrative expenses. . . . .      20,762        3,908       38,903        3,944     54,246
                                               -----------  -----------  -----------  -----------  ---------
   Total operating expenses . . . . . . . . .      20,762        3,908       41,112        3,944     66,455
                                               -----------  -----------  -----------  -----------  ---------

Loss from operations. . . . . . . . . . . . .     (10,186)      (3,908)     (28,083)      (3,944)   (53,150)

Interest expense. . . . . . . . . . . . . . .         842            -        3,642            -      4,808
                                               -----------  -----------  -----------  -----------  ----------

Net loss. . . . . . . . . . . . . . . . . . .  $  (11,028)  $   (3,908)  $  (31,725)  $   (3,944)  $(57,958)
                                               ===========  ===========  ===========  ===========  =========

Earnings (loss) per share - basic and diluted  $        -   $        -   $    (0.01)  $        -
                                               ===========  ===========  ===========  ===========

Weighted average shares outstanding . . . . .   3,935,000    3,688,152    3,935,000    3,238,535
                                               ===========  ===========  ===========  ===========

                  VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)


                 UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
        FOR THE PERIOD FROM DECEMBER 3, 1997 (INCEPTION) THROUGH SEPTEMBER 30, 2002

                                                                        Deficit
                                                                        Accumulated
                                                            Additional  During the     Total
                                           Common Stock     Paid-In     Development    Stockholders'
                                        ------------------
                                         Shares    Amount   Capital     Stage          Equity
                                        ---------  -------  ----------  -------------  ---------
Balance - December 3, 1997 (Inception)          -  $     -  $      -    $      -       $      -

Stock issued . . . . . . . . . . . . .    970,000      970         -           -            970

Net loss for periods . . . . . . . . .          -        -         -        (691)          (691)
                                        ---------  -------  ----------  -------------  ---------

Balance - December 31, 1999. . . . . .    970,000      970         -        (691)           279

Net loss . . . . . . . . . . . . . . .          -        -         -        (206)          (206)
                                        ---------  -------  ----------  -------------  ---------

Balance - December 31, 2000. . . . . .    970,000      970         -        (897)            73

Stock issued . . . . . . . . . . . . .  2,965,000    2,965     4,035           -          7,000

Net loss . . . . . . . . . . . . . . .          -        -         -     (25,128)       (25,128)
                                        ---------  -------  ----------  -------------  ---------

Balance - December 31, 2001. . . . . .  3,935,000    3,935     4,035     (26,025)       (18,055)

Net loss (unaudited) . . . . . . . . .          -        -         -     (31,725)       (31,933)
                                        ---------  -------  ----------  -------------  ---------

Balance - September 30, 2002 . . . . .  3,935,000  $ 3,935  $  4,035    $(57,750)      $(49,988)
                                        =========  =======  ========    =============  =========

                VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                             (A DEVELOPMENT STAGE COMPANY)



                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Cumulative
                                                                             from
                                                                          December 3,
                                                       For the Nine     1997 (Inception)
                                                      Months Ended            to
                                                       September 30,     September 30,
                                                   -------------------
                                                     2002       2001         2002
                                                   ---------  --------  ---------
Cash flows from operating activities
  Net loss. . . . . . . . . . . . . . . . . . . .  $(31,725)  $(3,944)  $(57,750)
  Adjustments to reconcile net loss to net cash
used in operating activities
    Common stock issued for interest expense. . .         -         -        750
     Changes in operating assets and liabilities
    Accounts receivable . . . . . . . . . . . . .      (362)        -       (362)
    Accounts payable and accrued expenses . . . .    16,598         -     17,662
                                                   ---------  --------  ---------
        Net cash used by operating activities . .   (15,489)   (3,944)   (39,700)
                                                   ---------  --------  ---------

Cash flows from financing activities
  Proceeds from note payable. . . . . . . . . . .         -         -     25,000
  Proceeds from notes payable - related party . .         -    15,000     15,000
  Proceeds from issuance of common stock. . . . .         -     1,000      7,220
                                                   ---------  --------  ---------
        Net cash provided by financing activities         -    16,000     47,220
                                                   ---------  --------  ---------

Net (decrease) increase in cash . . . . . . . . .   (15,489)   12,056      7,520

Cash, beginning of year . . . . . . . . . . . . .    23,009        73          -
                                                   ---------  --------  ---------

Cash, end of period . . . . . . . . . . . . . . .  $  7,520   $12,129   $  7,520
                                                   =========  ========  =========

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

Vibrant  Health,  Inc.  was  formed  on  December 3, 1997 as a Colorado company.
Vibrant Health, Inc. is a supplier and distributor of health and nutritional products via use of the Internet. Operations since inception consist principally of setting up the Company, developing the Company's websites, and commencement of initial product sales.

On July 9, 2001, the Company issued 2,910,000 shares of common stock in exchange for 100% of the outstanding shares of Vibrant Health, Inc. Due to the common ownership of the companies, the acquisition was accounted for as a recapitalization of Vibrant Health, Inc.


NOTE  2  -  LIQUIDITY  AND  MANAGEMENT'S  PLANS
-----------------------------------------------

The Company has incurred accumulated losses of approximately $58,000 from the inception of Vibrant Health International through September 30, 2002. These losses and the significant future cash requirements related to developing the business indicate substantial doubt that the Company may be able to continue as a going concern unless additional capital is obtained or future profitable operations are achieved.

During 2002, the Company completed a Form SB-2 Registration Statement under the Securities Act of 1933. The offering was closed in October 2002 and total proceeds of $106,400 were released to the Company from escrow. Management feels that with the resources that it now has currently available, the Company will be able to maintain its operations through September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

GENERAL

We were incorporated in Nevada on July 9, 2001. We are a distributor of health and nutritional products. We have commenced only limited operations as of the date of this filing. Currently, we are distributing healthcare products to our customers via orders generated on our newly functional Internet websites, www.vibranthealthonline.com and www.store.yahoo.com/vibranthealthonline. Our current business operations and related operational contracts are being conducted out of our wholly owned subsidiary, Vibrant Health, Inc., a Colorado corporation.

We distribute health and nutritional products. We are a distribution company only and do not have any expertise in nutritional science or manufacturing. The name Vibrant Health does not reflect health expertise but rather is marketing oriented and was selected to instill in our customers a feeling of vigor, energy, and motivation, with the obvious clarifying word of health pinpointing our product focus. We believe that individuals with such feelings will understand the value of fitness and appreciate the value of our products.

We are to focusing our initial marketing efforts in generating sales orders by using our Internet websites. We will accept ancillary orders when they are available to us by facsimile, email, phone calls, or mail. However, our printed material will generally advocate and guide the potential customer to route orders for our product via our websites. Although our websites are operational, we believe our websites will continuously be updated and refined.

We do not manufacture the products that we sell. Instead, we contract with health and nutritional product formulators who specialize in supplying products. Our plan as order volume increases will be to out-source our order fulfillment operations so that we can focus on the marketing sale of our products.

We have entered into a five-year agreement that expires October 2006 with Imagenetix, Inc. a company located in southern California, to supply us with their proprietary products. They have experience in packaging and supplying health and nutritional products. They will assist us in choosing a few select products of theirs that they believe are their highest quality products, with large potential markets, and with profit margins that would warrant our attention.

We selected Imagenetix, Inc. because they are established in the nutrition and natural health product area. If we were to lose this agreement with Imagenetix, Inc., our ability to obtain a supply of quality product on favorable terms would probably be greatly hampered. We believe that we would be able to find other suppliers, but that they would require a greater expenditure of management time and that profit margins on sales may decrease.

Our websites currently list two products for sale. Each is a form of Imagenetix's proprietary product, Celadrin(R). We market a cream form of Celadrin(R) in a jar and an oral capsules form of this product in a bottle. We place a label on each product sold identifying the product as either Vibrant Creme or Vibrant Celcaps. We have no exclusivity with respect to any of these products. In fact, there are several distributors that market other private label forms of these products through their marketing organizations. We are the first E-commerce company to be distributing Celadrin(R).

Celadrin(R) is a scientifically tested and effective formulated product developed to provide support for healthy joint function and mobility. Celadrin(R) consists of a complex of scientifically targeted fatty acid esters. The oral form of Celadrin(R) was subjected to clinical studies. The results of one of the studies were published in the August, 2002 issue of The Journal of Rheumatology. We intend to capitalize on what we believe will be a surge of demand for these products as new information is released on Celadrin(R) in the near future.

We are supplying products under our own Vibrant Health brand name. Imbedding the Vibrant Health name as part of the product title may significantly increase the name recognition of both the product and the Company and assist the customer to associate it with quality and value. Costs associated with labeling products with our name are minimal and consist of printing new labels for product containers.


THREE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

The Company had $15,791 in sales from continuing operations for the three month period ended September 30, 2002 and sales of $0 for the same three month period in 2001. Sales were higher in the quarter ended September 30, 2002 because the Company didn't commence sales until the 4th quarter of 2001. Cost of goods sold was $5,215 for the period ended September 30, 2002 compared to $0 for the same period in 2001. The Company had a gross profit of $10,576 for the three months ended September 30, 2002 compared to $0 for the same period in 2001.

Operating expenses for the three month periods ended September 30, 2002 were $20,762 compared to $3,908 for the same period in 2001. Expenses consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, and wages. Increased expenses for the period ended September 30, 2002 were primarily due to costs associated with our initial registration statement. The Company has interest expense of $842 for the three months ended September 30, 2002 compared to $0 for the same period in 2001.

As a result of the foregoing factors, the Company realized a net loss of $11,028 for the three months ended September 30, 2002 as compared to net loss of $3,908 for the same period in 2001.

NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

The Company had $19,604 in sales from continuing operations for the nine month period ended September 30, 2002 and sales of $0 for the same nine month period in 2001. Sales were higher in the quarter ended September 30, 2002 because the Company didn't begin sales until 4th quarter, 2001. Cost of goods sold was

$6,575 for the nine month period ended September 30, 2002 compared to $0 for the same period in 2001. The Company had a gross profit of $13,029 for the nine months ended September 30, 2002 compared to $0 for the same period in 2001.

Operating expenses for the nine month period ended September 30, 2002 were $38,903 compared to $3,944 for the same period in 2001. Expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. Increased expenses for the period ended September 30, 2002 were primarily due to website development costs and the costs associated with our initial registration statement. The Company has interest expense of $3,642 for the nine months ended September 30, 2002 compared to $0 for the same period in 2001.

As a result of the foregoing factors, the Company realized a net loss of $31,725 for the nine months ended September 30, 2002 as compared to net loss of $3,944 for the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2002 the Company had assets consisting of $7,520 cash on hand. Current liabilities consisted of accounts payable and accrued expenses of $17,662, a note payable of $25,000 and notes payable to a related party for $15,000 for total current liabilities of $57,662. The Company does not have any long term capital commitments.

The Company believes that its current cash needs can be met with the cash on hand and from the proceeds of its initial public offering whose proceeds of $106,400 were received in October. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

ITEM  3.  CONTROLS  AND  PROCEDURES

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

PART  II:  OTHER  INFORMATION

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

In September 2001, we issued 175,000 shares of common stock to two accredited investors for a total of $5,250. The securities were sold in private transactions, without registration in reliance on the exemption provided by
Section 4(2) of the Securities Act. Each investor had access to all material information pertaining to the Company and its financial condition. Each investor completed and signed a subscription agreement attesting to his sophistication or accredited investor status and investment intent. No broker was involved and no commissions were paid in the transactions.

The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission offering a minimum of 350,000 shares and a maximum of 800,000 shares at $0.25 per share. The offering became effective on August 2, 2002 and closed on October 22, 2002. The Company successfully completed the offering of 425,600 shares of common stock to 44 shareholders and received proceeds of $106,400. The Company incurred expenses in the amount of approximately $24,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. The Company also repaid loans of $40,000 together with interest of $3,998. There were no underwriters discounts, commissions or finders fees. A table detailing the use of proceeds through November 8, 2002 is provided below.


USE OF PROCEEDS                 AMOUNT
Debt Repayment . . . . . . . .  $40,000
Interest on Loans. . . . . . .  $ 3,998
Legal Fees . . . . . . . . . .  $14,729
Accounting Fees. . . . . . . .  $ 7,750
Filing Fees. . . . . . . . . .  $ 1,140
Escrow and Transfer Agent Fees  $ 1,090
Website and Marketing. . . . .  $ 2,017
Various working capital items.  $   482

Total Proceeds Expended. . . .  $71,206

Balance of Proceeds Remaining.  $35,194

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Reports  on  Form  8-K:

     No reports on Form 8-K were filed by Vibrant Health International during the three months ended September 30, 2002.


Exhibits:

EXHIBIT NUMBER  TITLE                                                                 LOCATION

          99.1    Certification of the Chief Executive Officer pursuant to 18 U.S.C.  Attached
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002

          99.2    Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Attached
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the quarter ended September 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                                            VIBRANT  HEALTH  INTERNATIONAL


November  12,  2002                         /s/ Thomas  H.  McAdam
                                            -----------------------
                                            Thomas  H.  McAdam
                                            Chief  Executive  Officer  and
                                            Chief  Financial  Officer