Form 10KSB
period 2002-12-31
VIBRANT HEALTH INTERNATIONAL
filed 2003-03-26
CIK 1168776

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXHANGE ACT OF 1934

      For the Fiscal Year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF
    1934 for the transition period from _____ to _____

                        Commission File Number: 333-85460

                          VIBRANT HEALTH INTERNATIONAL
           (Name of small business issuer as specified in its charter)

                 Nevada                                 84-1595734
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)

                8907 E. Chenango Ave, Greenwood Village, CO 80111
                    (Address of principal executive offices)

                                  303-713-1870
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange  Act during the  preceding 12 months (or for such shorter period that the issuer was required to file such reports),  and (2)
has been subject to such filing  requirements for the past 90 days.
                                                                Yes [ X ] No [ ]

On December 31, 2002 the  aggregate  market value of the voting stock of Vibrant
Health International held by non-affiliates of the registrant was $-0-. There is currently no public market for the  registrant's  common stock.  Therefore,  the aggregate  market value of the stock is deemed to be $-0-.  At December 31, 2002 there were 4,360,600 shares of common stock of the registrant  outstanding,  par value $.001.

The issuer's revenue for its most recent fiscal year was: $27,830.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format:  Yes [   ]  No [ X ]

                                   FORM 10-KSB
                          VIBRANT HEALTH INTERNATIONAL
                                      INDEX

PART I     Item 1.  Description of Business

           Item 2.  Description of Property

           Item 3.  Legal Proceedings

           Item 4.  Submission of Matters to a Vote of Security Holders

PART II    Item 5.  Market for Common Equity and Related Stockholder
           Matters

           Item 6.  Management's Discussion and Analysis or Plan of Operation

           Item 7.  Financial Statements

           Item 8.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure

PART III   Item 9. Directors,  Executive Officers,  Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act

           Item 10.  Executive Compensation

           Item 11.  Security Ownership of Certain Beneficial Owners and
           Management

           Item 12.  Certain Relationships and Related Transactions

           Item 13.  Exhibits and Reports on Form 8-K

           Item 14.  Controls and Procedures

           Signatures

           Certifications

(Inapplicable items have been omitted)

                                     PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this  report,  the words  "may,"  "will,"  "expect,"  "anticipate,"
"continue,"   "estimate,"  "project,"  "intend,"  and  similar  expressions  are intended to identify  forward-looking  statements  within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act
of 1934 regarding events,  conditions,  and financial trends that may affect the
Company's future plans of operations,  business strategy, operating results, and financial  position.  Persons  reviewing  this  report  are  cautioned  that any forward-looking  statements  are not  guarantees of future  performance  and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

General

We were  incorporated in Nevada on July 9, 2001.  Concurrent with our formation,
Vibrant  Health  International  exchanged  2,910,000  shares of common stock for
970,000 shares of Vibrant Health,  Inc., which represented all of the issued and outstanding  shares of Vibrant Health,  Inc. As a result,  Vibrant Health,  Inc.
became a wholly owned  subsidiary of Vibrant Health  International.  Our current business operations and related  operational  contracts are conducted out of our wholly owned subsidiary, Vibrant Health, Inc.

Our Business

We are a distributor  of health and  nutritional  products.  We  distribute  our products  to  customers  via orders  generated  through our  Internet  websites,
www.store.yahoo.com/vibranthealthonline  and www.vibranthealthonline.com.  We do not manufacture the products that we sell.  Instead, we contract with health and nutritional product  formulators who specialize in supplying products.  We are a distribution  company only and do not have any expertise in nutritional  science or manufacturing.

We are focusing our marketing  efforts in generating  sales through our Internet websites.  We also accept ancillary orders by facsimile and mail.  However,  our printed  materials  and  websites  generally  advocate  and guide the  potential customer to route  orders for our product via our  websites.  Our  websites  are fully  operational,  and they are  periodically  updated and  refined.  As order volume increases we plan to out-source our order fulfillment  operations so that we can focus on the marketing sale of our products.

Our Products

We have  entered  into a five-year  agreement  that  expires  October  2006 with
Imagenetix,  Inc. a company  located in southern  California,  to supply us with their  proprietary  products.  They have  experience  in packaging and supplying health and  nutritional  products.  They have  assisted  us in  choosing  select products  of theirs  that they  believe are high  quality  products,  with large potential markets, and with profit margins that would warrant our attention.

We selected  Imagenetix,  Inc. because they are established in the nutrition and natural health product area. If we were to lose this agreement with  Imagenetix,
Inc., our ability to obtain a supply of quality product on favorable terms would probably be greatly hampered. Although we could probably locate other suppliers, we believe that would require a greater  expenditure of our time and that profit margins on sales may decrease.

Our  websites  currently  list  two  products  for  sale.  Each  is  a  form  of
Imagenetix's  proprietary  product,  Celadrin(R).  We  market  a  cream  form of
Celadrin(R)in  a jar and oral  capsules of this product in a bottle.  We place a label on each product sold  identifying  the product as either  Vibrant Creme or
Vibrant  Celcaps.  We have no exclusivity with respect to any of these products.
In fact, there are several distributors that market other private label forms of
these  products  through  their  marketing  organizations.   We  are  the  first
E-commerce company to be distributing Celadrin(R).

Celadrin(R)is a scientifically  tested product  developed to provide support for healthy  joint  function  and  mobility.  Celadrin(R)consists  of a  complex  of scientifically  targeted  fatty  acid  esters.  The oral form of  Celadrin(R)was subjected to clinical studies.  The results of one of the studies were published in the August 2002 issue of The Journal of Rheumatology. We intend to capitalize on what we  believe  will  be a  surge  of  demand  for  these  products  as new information is released on Celadrin(R)in the near future.

We are supplying products under our own Vibrant Health brand name. Imbedding the
Vibrant Health name as part of the product title may significantly  increase the name  recognition of both the product and the Company and assist the customer to associate it with quality and value.  Costs  associated  with labeling  products with our name are  minimal  and  consist of  printing  new  labels  for  product containers.  We intend to offer a wider  variety  of  products  in the future to increase  traffic flow to our  websites.  We will then monitor sales to identify results and adjust our sales focus and marketing strategies accordingly.

Competition

The health and nutrition  distribution and supply industry is very  competitive.
Our competitors include  multi-level  marketers,  direct mail marketers,  retail outlets,  Internet  marketers and door-to-door  sales operations.  Many of these competitors  have greater  resources  for  marketing  and  advertising  and also distribute products using Celadrin(R).  Neither Vibrant Health International nor
Vibrant  Health Inc.  are  connected  in any way with  Vibrant  Health,  another company that also sells health products on the Internet.

Employees

Our president,  Mr. Thomas H. McAdam is our only employee.  We currently pay Mr.
McAdam a salary of $1,750 per month.  As our  operations  expand we may consider hiring additional  employees as necessary.  However, we do not anticipate hiring additional employees at the present time.

Item 2. Description of Property

We do not own or lease any real property.  Our president provides limited office space on a rent-free  basis.  These  facilities are adequate to meet our current needs. We may seek additional space if our operations expand significantly.

Item 3.  Legal Proceedings

Management  is not aware of any  other  current  or  pending  legal  proceedings involving Vibrant Health or our officers and directors.

Item 4.  Submission of Matters to a Vote of Securities Holders

No  matters  were  submitted  to a vote of  security  holders  during the period covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is currently no public market for our common stock.

As of December 31, 2002,  there were  approximately  50  shareholders  of record holding  4,360,300  shares of common  stock.  The  holders  of common  stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other  securities.  There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid,  nor declared,  any  dividends  since our inception and do not intend to declare any such dividends in the foreseeable  future.  Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends  may be paid to the  extent  that a  corporation's  assets  exceed its liabilities  and it is able to pay its  debts as they  become  due in the  usual course of business.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations Years Ended December 31, 2002 and 2001

The Company had $27,830 in sales from  continuing  operations for the year ended
December  31, 2002.  Cost of goods sold was $9,628  resulting in gross profit of
$18,202.  Sales  during the year ended  December 31, 2001 were $329 with cost of goods of $53  resulting  in gross  profit  of $276.  Sales  were  higher in 2002 because we didn't commence sales until the 4th quarter of 2001.

Operating expenses for the Year ended December 31, 2002 were $55,709 compared to
$24,446  for the  same  period  in 2001.  General  and  administrative  expenses increased to $51,865 in 2002 from $14,446 in 2001. This increase was largely due to legal and  accounting  fees  associated  with  filing  our SB-2  Registration
Statement in July of 2002. Website development costs decreased to $3,844 in 2002 from  $10,000  in 2001.  The  higher  costs in 2001 were the  result of  initial research and  development  of our websites.  Reduced 2002 costs include  ongoing website  maintenance  expenses.  In 2002 we had  interest  expense of $3,789 and interest income of $88. By comparison,  in 2001 we had interest  expense of $958 with no interest income.

As a result of the foregoing factors,  we realized a net loss of $41,208 for the year ended December 31, 2002 compared to net loss of $25,128 in 2001.

Liquidity and Capital Resources

At December 31, 2002 our assets consisted of $49,028 in cash. Total  liabilities were $1,891 in accounts  payable and accrued  expenses.  Assets at December  31,
2001 consisted of $23,009 in cash. Liabilities at December 31, 2001 consisted of
$40,000 in notes  payable and $1,064 in accrued  expenses and accounts  payable.
The  significant  reduction of  liabilities in 2002 is because we paid our notes payable and accrued interest from proceeds of our stock offering.

In July of 2002,  we  submitted  a  registration  statement  on Form SB-2 to the
Securities  and Exchange  Commission for the sale of a minimum of 350,000 shares of Common  Stock and a maximum of 800,000  shares of Common  Stock at a price of
$0.25 per share. The registration  became effective on August 2, 2002 and closed on  October  22,  2002.  As a result of the  offering,  we sold  425,600  shares generating  $106,400.  Our expenses relating to the Registration  Statement were approximately  $24,000.  Expenses  included legal fees,  accounting fees, escrow
fees,   filing  fees,   printing  and  transfer  agent  costs.   There  were  no
underwriters'  discounts,  commissions or finders fees. A table  summarizing the use of proceeds  through December 31, 2002 is provided below. The table has been adjusted to omit previously reported registration expenses that had already been paid using proceeds from loans prior to receiving escrow proceeds.

Use of Proceeds                                        Amount

Debt Repayment                                         $40,000
Interest on Loans                                      $ 3,998
Legal Fees                                             $ 8,707
Accounting and Professional Fees                       $ 5,130
Wages                                                  $ 8,750
Website and Marketing                                  $ 3,576
Various working capital items                          $ 3,555

Total Proceeds Expended                                $73,716

Balance of Proceeds Remaining                          $32,684

We do not have any long-term capital commitments and we believe that our current cash  needs  can be met with the  remaining  cash on hand from  proceeds  of our initial public offering and through ongoing operations. If we require additional capital,  we may sell  additional  common  stock or enter  into  debt  financing agreements.

Plan of Operation

We  intend  to  continue  implementing  our  business  plan by  maintaining  and enhancing our websites as we seek additional market penetration for our existing products and explore potential new products to sell. We are currently  exploring the possibility of becoming listed on a public  exchange.  We believe this would benefit our company and shareholders.  We also intend to continue complying with our reporting  requirements as a public company. We have recently adopted a Code of Ethics and Business Conduct that is attached as an exhibit to this report.

Item 7. Financial Statements

The  financial  statements  of the  Company  appear  at the end of  this  report beginning with the Index to Financial Statements on page 12.

Item  8.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act.

The following table sets forth the name,  age,  position and office term of each executive officer and director of the Company.

Name                 Age     Positions                                 Since

Thomas H. McAdam     47      Chief Executive Officer and Chief         1999
                             Financial Officer

The following is a brief summary of the business experience of Mr. McAdam:

Thomas H. McAdam,  sole Officer and  Director.  Mr. McAdam is a CPA with over 25 years of experience in financially  related fields.  He received his accountancy degree from the  University  of Illinois  in 1977 and was  immediately  hired by
Ernst & Ernst (now Ernst & Young).  From January 1993 to September of 1999,  Mr.
McAdam was  employed  in the  Financial  Management  Department  of the City and
County of Denver,  Colorado.  Since  September of 1999,  he has operated  Thomas
McAdam d/b/a USA Ventures, a business consulting practice.

All officers  hold their  positions at the will of the Board of  Directors.  All directors  hold  their  positions  for one year or until  their  successors  are elected and qualified.

Item 10. Executive Compensation

We currently pay Mr. McAdam a salary of $1,750 per month. A summary compensation table of Mr. McAdam's salary for the previous three years is provided below.

                           SUMMARY COMPENSATION TABLE
                                                              Other Annual
Name and Principal Position   Year   Salary ($)  Bonus ($)    Compensation

Thomas H. McAdam              2002     14,500       -0-            -0-
  Chief Executive Officer     2001     10,000       -0-            -0-
  Chief Financial Officer     2000      -0-         -0-            -0-

In July of 2001 we adopted a long-term stock incentive plan. At the date of this report,  we have not issued any options under the plan. We have not  established any  pension,  profit  sharing  or  insurance  programs  for the  benefit of our employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The  following  table  sets  forth  as  of  December  31,  2002,  the  name  and shareholdings  of each person known to us that either  directly or  beneficially holds  more than 5% of our  4,360,600  issued and  outstanding  shares of common stock, par value $.001. The table also lists the name and  shareholdings of each director  and of all  officers  and  directors  as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares  beneficially  owned,  subject to community  property laws where applicable.

                                              Number of Shares
                                                Beneficially
Name and Address             Title of Class        Owned          % of Shares

Thomas H. McAdam, (1)            Common           3,509,000          80.47%
dba USA Ventures
8907 East Chenango Ave,
Greenwood Village, CO 80111

Officers and Directors as a      Common           3,509,000          80.47%
group:
1 person

(1) Officer and Director

Item 12. Certain Relationships and Related Transactions.

Our president,  Thomas H. McAdam provides office  facilities to us at no charge.
Management believes that the value of the office space is negligible.

The following shares have been issued to Thomas H. McAdam, our founder and President:

     On July 9, 2001,  we issued  100,000  shares to Mr.  McAdam in exchange for
     $1,000 cash.

     On July 9, 2001 we issued  2,109,000  shares to Mr.  McAdam in exchange for
     703,000 shares of Vibrant Health, Inc. previously held by Mr. McAdam.

     On July 9, 2001 we issued an  additional  750,000  shares to Mr.  McAdam in consideration  of making two loans  totaling  $15,000 to the  Company.  The shares were valued at $750 at the time of issuance.  The loans plus accrued interest of $1,820 were paid in October of 2002.

     The securities discussed above were sold in private  transactions,  without registration  in reliance on the exemption  provided by Section 4(2) of the
     Securities  Act.  Mr.  McAdam  had  access  to  all  material   information
     pertaining to the Company and its financial  condition and he completed and
     signed  a  subscription   agreement  attesting  to  his  sophistication  or
     accredited  investor status and investment  intent.  No broker was involved and no commissions were paid in the transactions.

On July 9, 2001, we issued 801,000 shares to an individual in exchange for their
267,000  shares of  Vibrant  Health,  Inc.  The stock  was  valued at $801.  The securities were sold in a private transaction,  without registration in reliance on the exemption  provided by Section 4(2) of the  Securities  Act. The investor had  access  to all  material  information  pertaining  to the  Company  and its financial condition.  The investor completed and signed a subscription agreement attesting to his  sophistication  or accredited  investor  status and investment intent. No broker was involved and no commissions were paid in the transaction.

On August 27, 2001,  Mr. McAdam  purchased  550,000 shares of newly issued stock from the above  mentioned  shareholder for $550 in a private  transaction.  As a result, Mr. McAdam's total ownership increased to 3,509,000 shares or 80.47%.

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

We had previously  borrowed  $25,000 from a third party to help finance start up costs.  The loan and  accrued  interest of $2,178 was paid in full in October of
2002.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits:

Exhibit Number      Title                                      Location

99.1                Certification of Chief Executive Officer   Attached
                    and Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of
                    2002

99.2                Vibrant Health International Corporate     Attached
                    Code of Ethics

Reports on Form 8-K:

No reports on Form 8-K were filed by Vibrant  Health  during the last quarter of the period covered by this report.

Item 14. Controls and Procedures

Within the 90-day  period  prior to the date of this report,  we  evaluated  the effectiveness and operation of our disclosure  controls and procedures  pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive  Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal  controls or other factors that could  significantly  affect internal controls subsequent to the date we carried out our evaluation.

                          VIBRANT HEALTH INTERNATIONAL
                         AND ITS WHOLLY OWNED SUBSIDIARY
                          (a Development Stage Company)

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                           December 31, 2002 and 2001

                                Table of Contents
                                -----------------

Independent Auditors' Report

Consolidated Financial Statements

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statement of Changes in Stockholders' Equity (Deficit)

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Vibrant Health International
and its wholly owned subsidiary
Englewood, Colorado

We have audited the accompanying  consolidated  balance sheets of Vibrant Health
International  and  its  wholly  owned  subsidiary,  Vibrant  Health,  Inc.,  (a
Development  Stage  Company) as of December  31, 2002 and 2001,  and the related consolidated statements of operations, changes in stockholders' equity (deficit)
and cash flows for the years then ended and the cumulative  period from December
3, 1997 (date of inception) to December 31, 2002. These  consolidated  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain reasonable  assurance about whether the consolidated financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  consolidated  financial  statements.  An audit also includes  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  consolidated  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all material  respects,  the  financial  position of Vibrant  Health
International  and  its  wholly  owned  subsidiary,  Vibrant  Health,  Inc.,  (a
Development  Stage Company) as of December 31, 2002 and 2001, and the results of their  operations  and  their  cash  flows  for the  years  then  ended  and the cumulative period from December 3, 1997 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying  consolidated  financial statements have been prepared assuming the Company will continue as a going  concern.  As discussed in Notes 2 and 3 to the  consolidated  financial  statements,  the Company has incurred  losses from operations since inception resulting in an accumulated deficit. These conditions raise  substantial  doubt  about the  Company's  ability to  continue as a going concern.  Management's  plans with regard to this matter are also  described  in
Notes  2 and  3.  The  consolidated  financial  statements  do not  include  any adjustments that might result from the outcome of this uncertainty.

                                             /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC
January 21, 2003
Denver, Colorado

                           Consolidated Balance Sheets

                                                                 December 31,
                                                         ---------------------------
                                                              2002          2001
                                                         ---------------------------
                                     Assets

Current assets
  Cash                                                   $      49,028 $      23,009
                                                         ---------------------------
      Total current assets                                      49,028        23,009
                                                         ---------------------------

Total assets                                             $      49,028 $      23,009
                                                         ===========================

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities
  Notes payable                                          $          -  $      25,000
  Notes payable - related party                                     -         15,000
  Accounts payable and accrued expenses                          1,891         1,064
                                                         ---------------------------
      Total current liabilities                                  1,891        41,064
                                                         ---------------------------

Commitments and contingencies

Stockholders' equity (deficit)
  Common stock - 100,000,000 shares
   authorized, $.001 par value, 4,360,600
   (2002) and 3,935,000 (2001) shares issued
   and outstanding                                               4,361         3,935
  Additional paid-in capital                                   110,009         4,035
  Deficit accumulated during the development stage            (67,233)      (26,025)
                                                         ---------------------------
      Total stockholders' equity (deficit)                      47,137      (18,055)
                                                         ---------------------------

Total liabilities and stockholders' equity (deficit)     $      49,028 $      23,009
                                                         ===========================

                  See notes to consolidated financial statements.

                       Consolidated Statements of Operations

                                                                         Cumulative from
                                               For the Years Ended      December 3, 1997
                                                  December 31,           (Inception) to
                                          ----------------------------    December 31,
                                               2002           2001           2002
                                          ----------------------------   -------------

Sales                                     $      27,830  $         329   $      28,159

Cost of goods sold                                9,628             53           9,681
                                          ----------------------------   -------------

Gross profit                                     18,202            276          18,478
                                          ----------------------------   -------------

Operating expenses
  Website development costs                       3,844         10,000          13,844
  General and administrative expenses            51,865         14,446          67,208
                                          ----------------------------   -------------
      Total operating expenses                   55,709         24,446          81,052
                                          ----------------------------   -------------

Loss from operations                           (37,507)       (24,170)         (62,574)

Other income (expense)
  Interest expense                              (3,789)          (958)          (4,747)
  Interest income                                    88             -               88
                                          ---------------------------    -------------

Net loss                                  $    (41,208)  $    (25,128)   $     (67,233)
                                          ===========================    =============

Basic and diluted weighted average
 common shares outstanding                   4,215,715      3,414,082
                                          ===========================

Basic and diluted loss per common share   $      (0.01)  $      (0.01)
                                          ===========================

                See notes to consolidated financial statements.

       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                 For the Years Ended December 31, 2002 and 2001
    and Period From December 3, 1997 (date of inception) to December 31, 2000

                                                    Additional                   Total
                                 Common Stock         Paid-in   Accumulated   Stockholders'
                           ------------------------   Paid-in   Accumulated     Equity
                              Shares      Amount      Capital     Deficit      (Deficit)
                           ----------------------------------------------------------------

Balance - December 3, 1997          -  $        -  $        -  $        -  $         -

Stock issued in 1997           970,000         970          -           -           970

Net loss for the periods            -           -           -        (897)        (897)
                           ------------------------------------------------------------

Balance - December 31,
2000                           970,000         970          -        (897)           73

Stock issued                 2,965,000       2,965       4,035          -         7,000

Net loss                            -           -           -     (25,128)     (25,128)
                           ------------------------------------------------------------

Balance - December 31,
2001                         3,935,000       3,935       4,035    (26,025)     (18,055)

Stock issued for cash          425,600         426     105,974          -       106,400

Net loss                            -           -           -     (41,208)     (41,208)
                           ------------------------------------------------------------

Balance - December 31,
2002                         4,360,600 $     4,361 $   110,009 $  (67,233) $     47,137
                           ============================================================

                See notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows

                                                                           Cumulative from
                                                    For the Years Ended    December 3, 1997
                                                       December 31,        (Inception) to
                                                --------------------------  December 31,
                                                    2002         2001          2002
                                                ------------ ------------  ----------------
Cash flows from operating activities
  Net loss                                      $   (41,208) $   (25,128)    $   (67,233)
                                                -----------  -----------     -----------
  Adjustments to reconcile net loss to net
   cash used in operating activities
   Common stock issued for interest expense               -           750             750
   Changes in assets and liabilities
     Accounts payable and accrued expenses               827        1,064           1,891
                                                ------------ ------------    ------------
                                                         827        1,814           2,641
                                                ------------ ------------    ------------
      Net cash used in operating activities         (40,381)     (23,314)         (64,592)
                                                -----------  -----------     -----------

Cash flows from financing activities
  (Payments) proceeds from note payable             (25,000)       25,000              -
  (Payments) proceeds from note payable -
   related party                                    (15,000)       15,000              -
  Proceeds from sale of common stock                 106,400        6,250         113,620
                                                ------------ ------------    ------------
      Net cash provided by financing activities       66,400       46,250         113,620
                                                ------------ ------------    ------------

Net increase in cash                                  26,019       22,936          49,028

Cash - beginning of year                              23,009           73              -
                                                ------------ ------------    -----------

Cash - end of year                              $     49,028 $     23,009    $     49,028
                                                ============ ============    ============

Supplemental disclosure of non-cash activity:

     On July 9, 2001,  the Company  issued  2,910,000  shares of common stock in exchange for 100% of the outstanding common stock of Vibrant Health, Inc.

                See notes to consolidated financial statements.

                    Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Vibrant  Health  International  (the  Company),  was formed on July 9, 2001 as a
Nevada company.  The Company's business  operations and contracts will primarily be conducted by its wholly owned subsidiary, Vibrant Health, Inc.

Vibrant  Health,  Inc.  was formed on  December  3, 1997 as a Colorado  company.
Vibrant  Health,  Inc.  intends to be a supplier and  distributor  of health and nutritional products via use of the internet. Operations since inception consist principally  of setting up the Company,  developing  the Company's  websites and initiating its sales.

The Company is a start up company that has not had any significant revenue since inception.  The Company realized a net loss of approximately  $67,000 during the period from inception  through December 31, 2002, and there is no assurance that the Company will generate revenue or earn profit in the future.

On July 9, 2001, the Company issued 2,910,000 shares of common stock in exchange for 100% of the  outstanding  shares of Vibrant  Health,  Inc. Due to the common
ownership  of  the   companies,   the   acquisition   was  accounted  for  as  a
recapitalization of Vibrant Health, Inc.

Principles of Consolidation

The  accompanying  consolidated  financial  statements  include the  accounts of
Vibrant Health  International and its wholly owned  subsidiary,  Vibrant Health,
Inc.  All  intercompany  accounts  and  transactions  have  been  eliminated  in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid  instruments  purchased with an original maturity of three months or less to be cash equivalents.

Concentrations

The Company has an  agreement  with a supplier to supply the Company  with their proprietary products.  Although other suppliers exist, if this agreement were to be terminated,  the Company's  ability to obtain a supply of quality  product on favorable terms would be greatly impaired.

Website Development Costs

The Company  recognizes all website  development  costs in accordance  with EITF
00-2,  "Accounting  for Website  Development  Costs."  During 2002 and 2001, the
Company expensed $3,844 and $10,000 related to the development of its website.

Stock-Based Compensation

SFAS 123, "Accounting for Stock-Based  Compensation,"  encourages,  but does not require,  entities to adopt the fair value method of accounting for  stock-based compensation plans. As allowed under SFAS 123, the Company will apply Accounting
Principles  Board Opinion No. 25,  "Accounting  for Stock Issued to  Employees."
Accordingly, compensation expense is not recognized for stock options unless the options  are granted at an  exercise  price  lower than the market  price on the grant date.

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation-Transition  and  Disclosure."  This statement  amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement  is for fiscal years ended after  December 15, 2002.  The Company does not expect  the  adoption  of this  statement  to have a material  effect on the
Company's financial statements.

Although the Company has a Long Term Stock Incentive Plan (Note 7), there are no outstanding options or SARS at December 31, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally  accepted in the Unites States of America requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial  statements and the reported  amounts of revenues and expenses  during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue as product is shipped.

Income Taxes

The  Company  recognizes  deferred  tax  liabilities  and  assets  based  on the differences  between the tax basis of assets and  liabilities and their reported amounts in the  financial  statements  that will result in taxable or deductible amounts in future years.

Basic and Diluted Earnings Per Common Share

In accordance  with FAS 128,  basic  earnings per share are computed by dividing net income by the number of weighted  average common shares  outstanding  during the year.  Diluted  earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145,  "Rescission of FASB Nos. 4, 44 and
64, Amendment of FASB No. 13, and Technical Corrections." SFAS rescinds FASB No.
4,  "Reporting  Gains and Losses  from  Extinguishments  of Debt Made to Satisfy
Sinking-Fund   Requirements."   This   statement  also  rescinds  SFAS  No.  44,
"Accounting  for Intangible  Assets of Motor  Carriers,  and amends SFAS No. 13,
"Accounting  for Leases." This statement is effective for fiscal years beginning after May 15, 2002.  The Company does not expect the adoption of this  statement to have a material effect on the Company's financial statements.

In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with  Exit or  Disposal  Activities."  SFAS No.  146  addresses  accounting  and reporting for costs  associated  with exit or disposal  activities and nullifies
Emerging  Issues Task Force Issue No. 94-3,  "Liability  Recognition for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (Including
Certain  Costs  Incurred  in a  Restructuring)."  SFAS No. 146  requires  that a liability for a cost associated with an exit or disposal  activity be recognized and measured  initially at fair value when the  liability is incurred.  SFAS No.
146 is  effective  for exit or  disposal  activities  that are  initiated  after
December  31,  2002,  with early  application  encouraged.  The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In  November  2002,  the FASB  published  interpretation  No.  45,  "Guarantor's
Accounting  and  Disclosure  requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of  Others."  The  Interpretation  expands  on the accounting  guidance of Statements  No. 5, 57 and 107 and  incorporates  without change the provisions of FASB  Interpretation No. 34, which is being superseded.
The Interpretation  elaborates on the existing disclosure  requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies  that at the time a  company  issues a  guarantee,  the  company  must recognize  an initial  liability  for the fair value,  or market  value,  of the obligations it assumes under that  guarantee and must disclose that  information in its interim and annual  financial  statements.  The initial  recognition  and initial measurement  provisions apply on a prospective basis to guarantees issed or mofidied  after  December  31, 2002,  regardless  of the  guarantor's  fiscal year-end.  The disclosure  requirements in the  Interpretation are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002.  The  Company  does not expect the  adoption of this  statement  to have a material effect on the Company's financial statements.

Fair Value of Financial Instruments

The carrying amounts of financial  instruments  including cash, accounts payable and accrued liabilities  approximated fair value as of December 31, 2002 because of the relatively short time frame of these instruments.

Note 2 - Going Concern

The  accompanying  financial  statements  have been  prepared on a going concern
basis  which   contemplates   the  realization  of  assets  and  liquidation  of
liabilities  in the ordinary  course of business.

Note 3 - Liquidity and Management's Plans

The Company has incurred  accumulated  losses of approximately  $67,000 from the inception of Vibrant Health,  Inc.  through  December 31, 2002. These losses and the  significant  future cash  requirements  related to developing  the business indicate  substantial  doubt that the Company may be able to continue as a going concern unless additional  capital is obtained or future  profitable  operations are achieved. In June 2002, the Company completed the registration of its common stock on Form SB-2, Registration Statement under the Securities Act of 1933, and raised  $106,400  of  proceeds  through  the  sale  of its  common  stock.  Upon completion of the public offering,  the Company paid all of its outstanding debt plus accrued  interest.  Due to the Company still being in the development stage of  operations,  the Company is  dependent  on  obtaining  additional  financing through its operations or equity or debt  financing.  There is no assurance that management will be successful in obtaining such funding.

Note 4 - Note Payable

The Company had a promissory note of $25,000 due to a third party. This note was payable at any time the  Company  completed  an offering of stock or a period of six months after the date of the note,  November 11, 2001.  Interest  expense of
10% per annum is payable on the  principal  balance.  During 2002,  the note was extended to December  31, 2002 or at any time the Company  completed an offering of stock.  Upon  completion of the stock  offering in October 2002, the note was paid in full plus accrued interest of $2,178.

Note 5 - Notes Payable - Related Party

The Company had two promissory  notes  totaling  $15,000 due to a related party.
These notes were payable at any time the Company  completed an offering of stock or a period of six months after the date of the notes.  Interest  expense of 10%
per annum was payable on the principal  balance.  During 2002,  both  promissory notes were extended to December 31, 2002 or to any time the Company completed an offering of stock.  Upon  completion of the stock  offering in October 2002, the notes were paid in full plus accrued interest of $1,820.

Note 6 - Stockholders' Equity

In October  2002,  upon  completion of a public  offering of common  stock,  the
Company issued 425,600 shares to additional investors for proceeds of $106,400.

In  September  2001,  the  Company  issued  175,000  shares of  common  stock to additional investors for $5,250.

In July 2001,  the Company issued 750,000 shares of common stock to the majority stockholder,  Mr. Thomas  McAdam dba USA Ventures,  valued at $750, as incentive for the stockholder to complete two promissory notes to the Company for $15,000.

In July 2001,  the Company  issued 100,000 shares of common stock for an initial capitalization  of $1,000.  The Company also issued  2,910,000  shares of common stock in exchange for 100% of the  outstanding  common stock of Vibrant  Health,
Inc.

Note 7 - Common Stock Incentive Plan

On July 11,  2001,  the board of  Directors  approved  the  creation of the 2001
Long-Term Stock Incentive Plan.  Under the plan,  options or stock  appreciation rights (SARS) may be granted to individuals who are among the Eligible  Persons,
including  directors,   officers,  employees  or  consultants  of  the  Company,
determined  from time to time by a  Committee  as  appointed  by the Board.  The aggregate  number of shares  of stock  that may be issued  under the plan is 2.5 million.  All options or SARS granted under the plan must be granted at not less than the fair market value of the Company's common stock on the date of grant.

As of  December  31,  2002 and 2001,  the  Company had not issued any options or
SARS.

Note 8 - Loss Per Share

The following table sets forth the  computation  for basic and diluted  earnings per share:

                                                              For the Years Ended
                                                                 December 31,
                                                         --------------------------
                                                              2002          2001
                                                         --------------------------

  Numerator for basic and diluted earnings per share     $    (41,208) $    (25,128)
                                                         ==========================

  Denominator for basic and diluted earnings per share
    - weighted average shares                               4,215,715     3,414,082
                                                         ==========================

  Diluted loss per common share                          $      (0.01) $     (0.01)
                                                         ==========================

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation. For purposes of computing earnings per share, the shares issued in July 2001 have been accounted for as a recapitalization  and as such is considered outstanding for all periods presented.

Note 9 - Related Party Transactions

Currently,  the Company  uses office  space  donated by the sole  officer of the
Company.  In the opinion of  management,  the fair value of the office  space is insignificant.

                                   SIGNATURES

In  accordance  with the Exchange Act, the  registrant  caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VIBRANT HEALTH INTERNATIONAL

Date: March 26, 2003                   By:/s/Thomas H. McAdam
                                          Thomas H. McAdam
                                          CEO and Chief Financial Officer

In  accordance  with the Exchange  Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

Date: March 26, 2003                   By:/s/Thomas H. McAdam
                                          Thomas H. McAdam
                                          Director

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas H. McAdam,  the Chief Executive Officer and Chief Financial Officer of
Vibrant Health International (the "Company"), certify that:

1. I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made,  not  misleading  with  respect to the period  covered by this annual report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for  establishing  and maintaining  disclosure  controls and procedures  (as  defined  in  Exchange  Act Rules  13a-14  and  15d-14)  for the
registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material
     information   relating  to  the  registrant,   including  its  consolidated
     subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the  period  in which  this  annual  report  is being prepared;

     b) evaluated the effectiveness of the registrant's  disclosure controls and procedures  as of a date  within 90 days prior to the  filing  date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date;

5. I have disclosed,  based on my most recent  evaluation,  to the  registrant's auditors and the audit committee of registrant's  board of directors (or persons performing the equivalent function):

     a) all  significant  deficiencies  in the design or  operation  of internal controls which could adversely affect the  registrant's  ability to record, process,  summarize and report  financial data and have  identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud,  whether or not material,  that involves  management or other employees  who  have  a  significant  role  in  the  registrant's  internal controls; and

6. I have indicated in this annual report whether or not there were  significant changes in internal controls or in other factors that could significantly affect internal  controls  subsequent  to the  date  of  our  most  recent  evaluation, including any  corrective  actions with regard to significant  deficiencies  and material weaknesses.

March 26, 2003                            /s/Thomas H. McAdam
                                          Thomas H. McAdam
                                          Chief Executive Officer
                                          Chief Financial Officer