Form 10QSB
period 2003-03-31
VIBRANT HEALTH INTERNATIONAL
filed 2003-05-15
CIK 1168776

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from              to

                          Commission File No. 333-85460

                          Vibrant Health International
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                84-1595734
     (State or other jurisdiction           (IRS Employer Identification No.)
   of incorporation or organization)

                8907 E. Chenango Ave, Greenwood Village, CO 80111
                    (Address of principal executive offices)

                                  303-713-1870
                           (Issuer's telephone number)

                                 Not Applicable
      (Former name, address and fiscal year, if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange  Act during the  preceding 12 months (or for such shorter period that the issuer was required to file such reports),  and (2)
has been subject to such filing requirements for the past 90 days. Yes [X] No []

APPLICABLE  ONLY TO  ISSUERS  INVOLVED  IN  BANKRUPTCY  PROCEEDINGS  DURING  THE
PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports  required to be filed by  Sections  12,  13,  or 15(d) of the  Exchange  Act  subsequent  to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 4,360,600 shares of common stock, par value $.001

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                          VIBRANT HEALTH INTERNATIONAL
                          (A Development Stage Company)
                                      INDEX

PART I.    Financial Information

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets, March 31, 2003 (unaudited) and December 31, 2002

Unaudited Consolidated Statements of Operations for the Three Months ended March 31, 2003 and 2002 and the period from December 3, 1997 (inception) through March 31, 2003

Unaudited Consolidated Statement of Stockholders' Equity (Deficit) for the period from December 3, 1997 (inception) through March 31, 2003

Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2003 and 2002 and the period from December 3, 1997 (inception) through March 31, 2003

Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.     Controls and Procedures

PART II.   Other Information

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

Signatures

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Financial Statements (unaudited)

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

          VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (a Development Stage Company)

                           Consolidated Balance Sheet

                                                             March 31,      December 31,
                                                               2003             2002
                                                            ------------    ------------
                                                             (unaudited)
                                         Assets

Current assets
  Cash                                                      $     33,527    $     49,028
  Accounts receivable                                                 36              -
                                                            ------------    ------------

Total assets                                                $     33,563    $     49,028
                                                            ============    ============

                          Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                     $      1,671    $      1,891
                                                            ------------    ------------
   Total current liabilities                                       1,671           1,891
                                                            ------------    ------------

Commitments and contingencies

Stockholders' equity
  Common stock, authorized 100,000,000 shares, $.001
   par value; 4,360,600 shares issued and outstanding              4,361           4,361
  Additional paid-in capital                                     110,009         110,009
  Deficit accumulated during the development stage               (82,478)        (67,233)
                                                            ------------    ------------
   Total stockholders' equity                                     31,892          47,137
                                                            ------------    ------------

Total liabilities and stockholders' equity                  $     33,563    $     49,028
                                                            ============    ============

         VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (a Development Stage Company)

               Unaudited Consolidated Statements of Operations

                                                                              For the
                                                                            Period from
                                                                             December 3,
                                                                                1997
                                             For the Three Months Ended     (Inception)
                                                       March 31,              through
                                             ---------------------------      March 31,
                                                 2003            2002           2003
                                             ------------    -----------     ------------
                                             (unaudited)     (unaudited)     (unaudited)

Sales                                         $     4,309     $        -      $    32,468

Cost of goods sold                                  1,037              -           10,718
                                              -----------     -----------     -----------

Gross profit                                        3,272              -           21,750
                                              -----------     -----------     -----------

Operating expenses
  Website development costs                            -               -           13,844
  General and administrative expenses              18,624           7,560          85,832
                                              -----------     -----------   -------------
    Total operating expenses                       18,624           7,560          99,676
                                              -----------     -----------     -----------

Loss from operations                              (15,352)         (7,560)        (77,926)

Interest income                                       107              -              195
Interest expense                                       -           (1,900)         (4,747)
                                              -----------     -----------     -----------

Net loss                                      $   (15,245)    $    (9,460)    $   (82,478)
                                              ===========     ===========     ===========

Earnings (loss) per share - basic and
 diluted                                      $    (0.003)    $    (0.002)
                                              ===========     ===========

Weighted average shares outstanding             4,360,600       3,935,000
                                              ===========     ===========

         VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (a Development Stage Company)

       Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
   For the Period from December 3, 1997 (Inception) through March 31, 2003

                                                                Deficit
                                                              Accumulated      Total
                               Common Stock       Additional   During the   Stockholders'
                           ---------------------   Paid-In    Development     Equity
                            Shares      Amount     Capital       Stage       (Deficit)
                           ---------   ---------  ----------  -----------   ------------
Balance - December 3,
 1997 (Inception)                 -    $      -    $      -    $       -     $       -

Stock issued                 970,000         970          -            -            970

Net loss for periods              -           -           -          (897)         (897)
                           ---------   ---------   ---------   ----------    ----------

Balance - December 31,
 2000                        970,000         970          -          (897)           73

Stock issued               2,965,000       2,965       4,035           -          7,000

Net loss                          -           -           -       (25,128)      (25,128)
                           ---------   ---------   ---------   ----------    ----------

Balance - December 31,
 2001                      3,935,000       3,935       4,035      (26,025)      (18,055)

Stock issued                 425,600         426     105,974           -        106,400

Net loss                          -           -           -       (41,208)      (41,208)
                           ---------   ---------   ---------   ----------    ----------

Balance - December 31,
 2002                      4,360,600       4,361     110,009      (67,233)       47,137

Net loss                          -           -           -       (15,245)      (15,245)
                           ---------   ---------   ---------   ----------    ----------

Balance - March 31, 2003   4,360,600   $   4,361   $ 110,009   $  (82,478)   $   31,892
                           =========   =========   =========   ==========    ==========

         VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (a Development Stage Company)

               Unaudited Consolidated Statements of Cash Flows

                                                                               For the
                                                                             Period from
                                                                              December 3,
                                                                                1997
                                              For the Three Months Ended     (Inception)
                                                       March 31,               through
                                              ----------------------------     March 31,
                                                  2003          2002             2003
                                              ------------   -------------   -------------
                                              (unaudited)    (unaudited)     (unaudited)
Cash flows from operating activities
  Net loss                                    $    (15,245)  $      (9,460)  $     (82,478)
  Adjustments  to reconcile net loss to net
   cash used in operating activities
   Common stock issued for interest expense             -               -              750
   Changes in operating assets and
    liabilities
    Accounts receivable                                (36)             -              (36)
    Accounts payable and accrued expenses             (220)          1,350           1,671
                                              ------------   -------------   -------------
      Net cash used by operating activities        (15,501)         (8,110)        (80,093)
                                              ------------   -------------   -------------

Cash flows from financing activities
  Proceeds from issuance of common stock                -               -          113,620
                                              ------------   -------------   -------------
      Net cash provided by financing
       activities                                       -               -          113,620
                                              ------------   -------------   -------------

Net (decrease) increase in cash                    (15,501)         (8,110)         33,527

Cash, beginning of year                             49,028          23,009              -
                                              ------------   -------------   -------------

Cash, end of period                           $     33,527   $      14,899   $      33,527
                                              ============   =============   =============

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

Note 2 - Liquidity and Management's Plans

The Company has incurred  accumulated  losses of approximately  $82,000 from the inception of Vibrant Health  International  through March 31, 2003. These losses and the significant future cash requirements  related to developing the business indicate  substantial  doubt that the Company may be able to continue as a going concern unless additional  capital is obtained or future  profitable  operations are achieved.

During 2002, the Company completed a Form SB-2 Registration  Statement under the
Securities  Act of 1933.  The  offering  was  closed in  October  2002 and total proceeds of $106,400 were released to the Company from escrow.  Management feels that with the resources that it now has currently available, the Company will be able to maintain its operations through March 31, 2004.

Item 2. Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

This  Quarterly  Report  on Form  10 QSB  contains  forward-looking  statements.
Additional written or oral forward-looking statements may be made by the Company from time to time in filings  with the  Securities  and Exchange  Commission  or otherwise.  The words  "believe,"  "expect,"  "seek," and  "intend"  and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended,  and Section
21E of the  Securities  Exchange Act of 1934, as amended.  Such  statements  may include,  but are not limited to,  projections of income or loss,  expenditures, acquisitions,  plans for future operations, financing needs or plans relating to services of the  Company,  as well as  assumptions  relating  to the  foregoing.
Forward-looking  statements are inherently  subject to risks and  uncertainties, some of which  cannot be  predicted  or  quantified.  Future  events  and actual results  could differ  materially  from those set forth in,  contemplated  by or underlying the forward-looking statements.

The Company does not undertake,  and specifically  disclaims,  any obligation to publicly release the results of revisions,  which may be made to forward-looking statements to reflect the occurrence of anticipated or  unanticipated  events or circumstances after such statements.

General

We were  incorporated  in Nevada on July 9, 2001. We are a distributor of health and nutritional  products.  We have commenced only limited  operations as of the date of this filing.  Currently,  we are distributing healthcare products to our
customers     via    orders     generated    on    our    Internet     websites,
www.vibranthealthonline.com and www.yahoovibranthealth.com. Our current business operations  and related  operational  contracts  are being  conducted out of our wholly owned subsidiary, Vibrant Health, Inc., a Colorado corporation.

Our Business

We distribute  health and nutritional  products.  We are a distribution  company only and do not have any expertise in nutritional science or manufacturing.  The name Vibrant  Health does not reflect  health  expertise but rather is marketing oriented,  and was  selected  to  instill in our  customers  a feeling of vigor, energy,  and  motivation,  with the clarifying  word of health  pinpointing  our product focus.  We believe that  individuals  with such feelings will understand the value of fitness and appreciate the value of our products.

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
Our plan, as order volume increases, will be to out-source our order fulfillment operations so that we can focus on the marketing sale of our products.

We have  entered  into a five-year  agreement  that  expires  October  2006 with
Imagenetix,  Inc., a company located in southern  California,  to supply us with their  proprietary  products.  They have  experience  in packaging and supplying health and  nutritional  products.  They will assist us in choosing a few select products of theirs that they believe are their highest  quality  products,  with large  potential  markets,  and with  profit  margins  that  would  warrant  our attention.

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

Our  websites  currently  list  two  products  for  sale.  Each  is  a  form  of
Imagenetix's  proprietary  product,  Celadrin(R).  We  market  a  cream  form of
Celadrin(R)in  a jar and an oral capsules  form of this product in a bottle.  We place a label on each product  sold  identifying  the product as either  Vibrant
Creme or Vibrant  Celcaps.  We have no exclusivity  with respect to any of these products.  In fact,  there are several  distributors  that market other  private label forms of these products through their marketing organizations.  We are the first E-commerce company to be distributing Celadrin(R).

Celadrin(R)is a scientifically tested and effective formulated product developed to provide support for healthy joint function and mobility.  Celadrin(R)consists of a complex of  scientifically  targeted  fatty acid  esters.  The oral form of
Celadrin(R)was  subjected to clinical studies. The results of one of the studies were  published  in the August,  2002 issue of The Journal of  Rheumatology.  We intend to  capitalize  on what we  believe  will be a surge of demand  for these products as new information is released on Celadrin(R)in the near future.

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

Three Month periods Ended March 31, 2003 and 2002

The Company had $4,309 in sales from  continuing  operations for the three-month period ended March 31, 2003 and sales of $0 for the same  three-month  period in
2002.  Sales were higher in the quarter ended March 31, 2003 because the Company didn't  commence  sales  until the 4th  quarter of 2001.  Cost of goods sold was
$1,037 for the three  months  ended March 31,  2003  compared to $0 for the same period in 2002.  The Company had a gross  profit of $3,272 for the three  months ended March 31, 2003 compared to $0 for the same period in 2002.

Operating expenses for the three month periods ended March 31, 2003 were $18,624 compared to $7,560 for the same period in 2002.  Expenses  consisted  of general corporate  administration,  legal  and  professional  expenses,  accounting  and auditing costs and wages. Increased expenses for the period ended March 31, 2003 were primarily due to costs associated with our 15(c)211 filing. The Company has interest  expense of $0 for the three  months  ended March 31, 2003  compared to
$1,900  for the same  period in 2002  because  the  Company  paid off all of its long-term debt in 2002.

As a result of the foregoing factors, the Company realized a net loss of $15,245 for the three  months ended March 31, 2003 as compared to net loss of $9,460 for the same period in 2002.

Liquidity and Capital Resources

At March 31, 2003, the Company had assets  consisting of $33,527 of cash on hand and $36 of  accounts  receivable.  Current  liabilities  consisted  of  accounts payable and accrued expenses of $1,671.  The Company does not have any long-term capital commitments.

The Company  believes  that its  current  cash needs can be met with the cash on hand and from the  proceeds of its initial  public  offering  whose  proceeds of
$106,400  were  received in October  2002.  However,  should the Company find it necessary to raise additional capital,  the Company may sell common stock of the
Company or enter into debt financing agreements.

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

Part II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On July 9, 2001, we issued 100,000  shares to our founder and President,  Thomas
H. McAdam in exchange for $1,000 cash and we issued 2,109,000 shares in exchange for 703,000  shares of Vibrant  Health,  Inc.,  and we issued 750,000 shares for consideration of making a loan of $15,000  accessible by the Company,  which was valued at $750.  The  securities  were  sold in  private  transactions,  without registration  in  reliance  on the  exemption  provided  by Section  4(2) of the
Securities Act. The investor had access to all material  information  pertaining to the Company and its financial condition.  The investor completed and signed a subscription  agreement  attesting to his sophistication or accredited  investor status and investment  intent.  No broker was involved and no  commissions  were paid in the transactions.

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

The  Company  filed  an SB-2  Registration  Statement  with the  Securities  and
Exchange  Commission  offering  a minimum  of  350,000  shares  and a maximum of
800,000 shares at $0.25 per share.  The offering  became  effective on August 2,
2002 and closed on October 22,  2002.  The Company  successfully  completed  the offering  of 425,600  shares of common  stock to 44  shareholders  and  received
proceeds  of  $106,400.   The  Company  incurred   expenses  in  the  amount  of
approximately $25,000 relating to the Registration  Statement.  Expenses include legal fees,  accounting fees,  escrow fees,  filing fees,  printing and transfer agent costs.  The Company also repaid loans of $40,000 together with interest of
$3,998. There were no underwriters'  discounts,  commissions or finders' fees. A table detailing the use of proceeds through March 31, 2003 is provided below.

Use of Proceeds                                             Amount

Debt Repayment                                             $40,000
Interest on Loans                                           $3,998
Legal Fees                                                  $9,931
Accounting and Professional Fees                           $14,155
Wages                                                      $14,000
Website and Marketing                                       $4,236
Various working capital items                               $6,019

Total Proceeds Expended                                    $92,339

Balance of Proceeds Remaining                              $14,061

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K:

No reports on Form 8-K were filed by  Vibrant  Health  International  during the three months ended March 31, 2003.

Exhibits:

Exhibit         Title                                                Location
Number

99.1            Certification of the Chief Executive Officer and     Attached
                Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002

99.2            Certification of the Chief Executive Officer and     Attached
                Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the  requirements of the Securities  Exchange Act of 1934, this Form
10-QSB  Report,  for the Quarter ended March 31, 2003,  has been signed below by the following  person on behalf of the Registrant and in the capacity and on the date indicated.

                                          VIBRANT HEALTH INTERNATIONAL

May 15, 2003                              By: /s/ Thomas H. McAdam
                                          Thomas H. McAdam
                                          Chief Executive Officer and
                                          Chief Financial Officer