Form 10QSB
period 2003-06-30
VIBRANT HEALTH INTERNATIONAL
filed 2003-08-06
CIK 1168776

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2003

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
                                                              ---     ---

As of June 30,  2003,  the  registrant  had  4,360,600  shares of  common  stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---

                                   FORM 10-QSB
                          VIBRANT HEALTH INTERNATIONAL
                          (A Development Stage Company)

                                      INDEX

PART I.    Financial Information

           Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheet as of June 30, 2003
           (unaudited) and December 31, 2002

           Unaudited Consolidated Statements of Operations for the
           Three and Six Months ended June 30, 2003 and 2002 and the
           period from December 3, 1997 (inception) through June 30,
           2003

           Unaudited Consolidated Statement of Stockholders' Equity
           for the period from December 3, 1997 (inception) through
           June 30, 2003

           Unaudited Consolidated Statements of Cash Flows for the
           Six Months ended June 30, 2003 and 2002 and the period from
           December 3, 1997 (inception) through June 30, 2003

           Notes to Unaudited Consolidated Financial Statements

           Item 2.  Management's Discussion and Analysis or Plan
           of Operation

           Item 3.  Controls and Procedures

PART II.   Other Information

           Item 1.  Legal Proceedings

           Item 2.  Changes in Securities and Use of Proceeds

           Item 6.  Exhibits and Reports on Form 8-K

           Signatures

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Consolidated Financial Statements (unaudited)

In the opinion of management,  the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring  accruals)  necessary for a fair presentation of the results of  operations  for the periods  presented.  The results of  operations  for the periods  presented are not necessarily  indicative of the results to be expected for the full year.

          VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (a Development Stage Company)

                           Consolidated Balance Sheet

                                                             June 30,       December 31,
                                                               2003            2002
                                                           -------------    ------------
                                                           (unaudited)
                                     Assets

Current assets
  Cash                                                      $     29,516    $     49,028
                                                            ------------    ------------

Total assets                                                $     29,516    $     49,028
                                                            ============    ============

                      Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                     $      5,039    $      1,891
                                                            ------------    ------------
   Total current liabilities                                       5,039           1,891
                                                            ------------    ------------

Commitments and contingencies

Stockholders' equity
  Common stock, authorized 100,000,000 shares, $.001
   par value; 4,360,600 shares issued and outstanding              4,361           4,361
  Additional paid-in capital                                     110,009         110,009
  Deficit accumulated during the development stage               (89,893)        (67,233)
                                                            ------------    ------------
   Total stockholders' equity                                     24,477          47,137
                                                            ------------    ------------

Total liabilities and stockholders' equity                  $     29,516    $     49,028
                                                            ============    ============

                 Unaudited Consolidated Statements of Operations

                                                                                 For the
                                                                                 Period
                                                                                  from
                                                                                December 3,
                            For the Three Months                                  1997
                                    Ended            For the Six Months Ended  (Inception)
                          -------------------------  ------------------------    through
                            June 30,     June 30,     June 30,     June 30,     June 30,
                              2003         2002         2003         2002         2003
                          -----------   -----------  -----------  -----------  -----------
                          (unaudited)   (unaudited)  (unaudited)  (unaudited)  (unaudited)

Sales                      $    8,685    $    3,813   $   12,994   $    3,813   $   41,153

Cost of goods sold              2,821         1,360        3,858        1,360       13,539
                           ----------    ----------   ----------   ----------   ----------

Gross profit                    5,864         2,453        9,136        2,453       27,614
                           ----------    ----------   ----------   ----------   ----------

Operating expenses
  Website development
   costs                            -         2,209            -        2,209       13,844
  General and
   administrative
   expenses                    13,365        10,581       31,989       18,141       99,197
                           ----------    ----------   ----------   ----------   ----------
      Total operating
       expenses                13,365        12,790       31,989       20,350      113,041
                           ----------    ----------   ----------   ----------   ----------

Loss from operations           (7,501)      (10,337)     (22,853)     (17,897)     (85,427)

Interest expense                    -          (900)           -       (2,800)      (4,747)
Interest income                    86             -          193                       281
                           ----------    ----------   ----------   ----------   ----------

Net loss                   $   (7,415)   $  (11,237)  $  (22,660)  $  (20,697)  $  (89,893)
                           ==========    ==========   ==========   ==========   ==========

Earnings (loss) per
 share - basic and
 diluted                   $   (0.002)   $   (0.003)  $   (0.005)  $   (0.005)
                           ==========    ==========   ==========   ==========

Weighted average shares
 outstanding                4,360,600     3,935,000    4,360,600    3,935,000
                           ==========    ==========   ==========   ==========

            Unaudited Consolidated Statement of Stockholders' Equity
     For the Period from December 3, 1997 (Inception) through June 30, 2003

                                                                Deficit
                                                              Accumulated
                               Common Stock       Additional   During the      Total
                           ---------------------   Paid-In    Development   Stockholders'
                            Shares      Amount     Capital       Stage        Equity
                           ---------   ---------   ---------   ----------    ----------
Balance - December 3,
 1997 (Inception)                 -    $      -    $      -    $       -     $       -

Stock issued                 970,000         970          -            -            970

Net loss for periods              -           -           -          (897)         (897)
                           ---------   ---------   ---------   ----------    ----------

Balance - December 31,
 2000                        970,000         970          -          (897)           73

Stock issued               2,965,000       2,965       4,035           -          7,000

Net loss                          -           -           -       (25,128)      (25,128)
                           ---------   ---------   ---------   ----------    ----------

Balance - December 31,
 2001                      3,935,000       3,935       4,035      (26,025)      (18,055)

Stock issued                 425,600         426     105,974           -        106,400

Net loss                          -           -           -       (41,208)      (41,208)
                           ---------   ---------   ---------   ----------    ----------

Balance - December 31,
 2002                      4,360,600       4,361     110,009      (67,233)       47,137

Net loss                          -           -           -       (22,660)      (22,660)
                           ---------   ---------   ---------   ----------    ----------

Balance - June 30, 2003    4,360,600   $   4,361   $ 110,009   $  (89,893)   $   24,477
                           =========   =========   =========   ===========   ==========

                 Unaudited Consolidated Statements of Cash Flows

                                                                               For the
                                                                             Period from
                                                                             December 3,
                                                                                 1997
                                                For the Six Months Ended      (Inception)
                                              ----------------------------     through
                                                June 30,       June 30,        June 30,
                                                  2003           2002            2003
                                              ------------   -------------   -------------
                                              (unaudited)    (unaudited)     (unaudited)
Cash flows from operating activities
  Net loss                                    $    (22,660)  $     (20,697)  $     (89,893)
  Adjustments  to reconcile net loss to net
  cash used in operating activities
   Common stock issued for interest expense             -               -              750
   Changes in operating assets and
    liabilities
     Accounts payable and accrued expenses           3,148           2,227           5,039
                                              ------------   -------------   -------------
      Net cash used in operating activities        (19,512)        (18,470)        (84,104)
                                              ------------   -------------   -------------

Cash flows from financing activities
  Proceeds from issuance of common stock                -               -          113,620
                                              ------------   -------------   -------------
      Net cash provided by financing
       activities                                       -               -          113,620
                                              ------------   -------------   -------------

Net (decrease) increase in cash                    (19,512)        (18,470)         29,516

Cash, beginning of year                             49,028          23,009               -
                                              ------------   -------------   -------------

Cash, end of period                           $     29,516   $       4,539   $      29,516
                                              ============   =============   =============

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Vibrant  Health  International  (the  Company),  was formed on July 9, 2001 as a
Nevada company.  The Company's  business  operations and contracts are primarily conducted by its wholly owned subsidiary, Vibrant Health, Inc.

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

Note 2 - Liquidity and Management's Plans

The Company has incurred  accumulated  losses of approximately  $90,000 from the inception of Vibrant Health  International  through June 30, 2003.  These losses and the significant future cash requirements  related to developing the business indicate  substantial  doubt that the Company may be able to continue as a going concern unless additional  capital is obtained or future  profitable  operations are achieved.

During 2002, the Company completed a Form SB-2 Registration  Statement under the
Securities  Act of 1933.  The  offering  was  closed in  October  2002 and total proceeds of $106,400 were released to the Company from escrow. In the opinion of management,  with the resources currently available, the Company will be able to maintain its operations through June 30, 2004.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This  Quarterly  Report  on Form  10-QSB  contains  forward-looking  statements.
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

General

We were  incorporated  in Nevada on July 9, 2001. We are a distributor of health and nutritional  products.  We have commenced only limited  operations as of the date of this filing.  Currently,  we are distributing healthcare products to our
customers     via    orders     generated    on    our    Internet     websites,
www.vibranthealthonline.com and www.yahoovibranthealth.com. Our current business operations and related operational contracts  are being  conducted by our wholly owned subsidiary, Vibrant Health, Inc., a Colorado corporation.

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

We are focusing our initial marketing efforts in generating sales orders through
our  Internet  websites.   Our  websites   are  www.vibranthealthonline.com  and
www.yahoovibranthealth.com.  We will  accept  ancillary  orders  when  they  are available  to us by  facsimile,  email,  phone  calls,  or  mail.  However,  our promotional  materials  generally  advocate and guide the potential  customer to route  orders  for  our  product  via  our  websites.  Our  websites  are  fully operational, however, we intend to continuously update and refine our websites.

We do not  manufacture  the products  that we sell.  Instead,  we contract  with health and nutritional product formulators who specialize in supplying products.
Our plan, as order volume increases, will be to out-source our order fulfillment operations so that we can focus on the marketing and sale of our products.

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

Our  websites  currently  list  two  products  for  sale.  Each  is  a  form  of
Imagenetix's  proprietary  product,  Celadrin(R).  We  market  a  cream  form of
Celadrin(R)in  a jar and an oral capsules  form of this product in a bottle.  We place a label on each product  sold  identifying  the product as either  Vibrant
Creme or Vibrant  Celcaps.  We have no exclusivity  with respect to any of these products.  In fact,  there are several  distributors  that market other  private label forms of these products through their marketing  organizations.  It is our understanding  that we are  the  first  E-commerce  company  to be  distributing
Celadrin(R).

Celadrin(R)is a scientifically  tested  formulated  product developed to provide support  for healthy  joint  function  and  mobility.  Celadrin(R)consists  of a complex  of  scientifically  targeted  fatty  acid  esters.  The  oral  form  of
Celadrin(R)was  subjected to clinical studies. The results of one of the studies were  published  in the August,  2002 issue of The Journal of  Rheumatology.  We intend to  capitalize  on what we  believe  will be a surge of demand  for these products as new information is released on Celadrin(R)in the near future.

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

Three Month periods Ended June 30, 2003 and 2002

The Company had $8,685 in sales for the three month  period  ended June 30, 2003 and sales of $3,813 for the same  three-month  period in 2002. Sales were higher in the quarter  ended June 30, 2003 because the Company  commenced  sales in the
4th  quarter of 2001 and have slowly been  increasing  over time.  Cost of goods sold was $2,821 for the  three-month  period  ended June 30,  2003  compared  to
$1,360 for the same period in 2002. The Company had a gross profit of $5,864 for the three months  ended June 30, 2003  compared to $2,453 for the same period in
2002.

Operating  expenses  for the three month period ended June 30, 2003 were $13,365 compared to $12,790 for the same period in 2002.  Expenses  consisted of general corporate  administration,  legal  and  professional  expenses,  accounting  and auditing costs and wages.  Increased expenses for the period ended June 30, 2003 were primarily due to wages and  professional  fees. The Company has no interest expense for the three months  ended June 30, 2003  compared to $900 for the same period in 2002 because the Company paid off all of its long-term debt in 2002.

As a result of the foregoing factors,  the Company realized a net loss of $7,415 for the three  months ended June 30, 2003 as compared to net loss of $11,237 for the same period in 2002.

Six Month periods Ended June 30, 2003 and 2002

The Company had  $12,994 in sales for the six month  period  ended June 30, 2003 and sales of $3,813 for the same six-month  period in 2002. Sales were higher in
2003  because  the Company  commenced  sales in the 4th quarter of 2001 and have slowly  been  increasing  over  time.  Cost of  goods  sold was  $3,858  for the six-month  period ended June 30, 2003  compared to $1,360 for the same period in
2002. The Company had a gross profit of $9,136 for the six months ended June 30,
2003 compared to $2,453 for the same period in 2002.

Operating  expenses  for the six month  period  ended June 30, 2003 were $31,989 compared to $20,350 for the same period in 2002.  Expenses  consisted of general corporate  administration,  legal and professional  expenses, and accounting and auditing costs and wages.  Increased expenses for the period ended June 30, 2003 were  primarily  due to an increase in health  insurance  and an increase in the professional  fees  related to being a public  company  versus a  privately-held company.  The Company has no interest  expense for the six months ended June 30,
2003 compared to $2,800 for the same period in 2002 because the Company paid off all of its long-term debt in 2002.

As a result of the foregoing factors, the Company realized a net loss of $22,660 for the six months  ended June 30,  2003 as  compared to net loss of $20,697 for the same period in 2002.

Liquidity and Capital Resources

At June 30, 2003, the Company had assets  consisting of $29,516 of cash on hand.
Current  liabilities  consisted  of accounts  payable  and  accrued  expenses of
$5,039. The Company does not have any long-term capital commitments.

The Company  believes  that its  current  cash needs can be met with the cash on hand and from the proceeds of its initial public  offering.  The offering closed in October 2002 and generated  proceeds of $106,400.  Proceeds remaining at June
30, 2003 were $8,177.  Should the Company find it necessary to raise  additional capital,  the Company  may sell  common  stock of the Company or enter into debt financing agreements.

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

The  Company  filed  an SB-2  Registration  Statement  with the  Securities  and
Exchange  Commission  offering  a minimum  of  350,000  shares  and a maximum of
800,000 shares at $0.25 per share.  The offering  became  effective on August 2,
2002 and closed on October 22,  2002.  The Company  successfully  completed  the offering  of 425,600  shares of common  stock to 44  shareholders  and  received
proceeds  of  $106,400.   The  Company  incurred   expenses  in  the  amount  of
approximately $25,000 relating to the Registration  Statement.  Expenses include legal fees,  accounting fees,  escrow fees,  filing fees,  printing and transfer agent costs.  The Company also repaid loans of $40,000 together with interest of
$3,998. There were no underwriters'  discounts,  commissions or finders' fees. A table detailing the use of proceeds through June 30, 2003 is provided below.

Use of Proceeds                                             Amount

Debt Repayment                                             $40,000
Interest on Loans                                           $3,998
Legal Fees                                                 $10,561
Accounting and Professional Fees                           $14,280
Wages                                                      $15,750
Website and Marketing                                       $4,877
Various working capital items                               $8,757

Total Proceeds Expended                                    $98,223

Balance of Proceeds Remaining                               $8,177

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K:

No reports on Form 8-K were filed by  Vibrant  Health  International  during the three months ended June 30, 2003.

Exhibits:

Exhibit
Number          Title                                                Location

31              Certification of the Chief Executive Officer and        Attached
                Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002

32              Certification of the Chief Executive Officer and        Attached
                Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the  requirements of the Securities  Exchange Act of 1934, this Form
10-QSB Report, for the Quarter ended June 30, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                                               VIBRANT HEALTH INTERNATIONAL

August 5, 2003                              By  /s/Thomas H. McAdam
                                                Thomas H. McAdam
                                                Chief Executive Officer and
                                                Chief Financial Officer