Form 10QSB
period 2003-09-30
VIBRANT HEALTH INTERNATIONAL
filed 2003-10-31
CIK 1168776

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

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
     incorporation or organization)

               8907 E. Chenango Ave, Greenwood Village, CO, 80111
                    (Address of principal executive offices)

                                  303-713-1870
                           (Issuer's telephone number)

                                 Not Applicable
   (Former name, former address and fiscal year if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange  Act during the  preceding 12 months (or for such shorter period that the issuer was required to file such reports),  and (2)
has been subject to such filing requirements for the past 90 days. Yes [ X] No [
]

As of  September  30, 2003,  the issuer had  4,360,600  shares of common  stock,
$0.001 par value issued and outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                          VIBRANT HEALTH INTERNATIONAL
                          (A Development Stage Company)
                                      INDEX

PART I.    Financial Information

           Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheet as of September 30, 2003
           (unaudited) and December 31, 2002

           Unaudited Consolidated Statements of Operations for the
           Three and Nine Months ended September, 2003 and 2002 and the period from December 3, 1997 (inception) through September 30, 2003

           Unaudited Consolidated Statement of Stockholders' Equity for
           the period from December 3, 1997 (inception) through
           September 30, 2003

           Unaudited Consolidated Statements of Cash Flows for the Nine
           Months ended September 30, 2003 and 2002 and the period from
           December 3, 1997 (inception) through September 30, 2003

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

          VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (a Development Stage Company)

                           Consolidated Balance Sheet

                                                           September 30,     December 31,
                                                               2003             2002
                                                            ------------    ------------
                                                            (unaudited)
                                         Assets

Current assets
  Cash                                                      $     23,307    $     49,028
                                                            ------------    ------------

Total assets                                                $     23,307    $     49,028
                                                            ============    ============

                          Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                     $      4,052    $      1,891
                                                            ------------    ------------
   Total current liabilities                                       4,052           1,891
                                                            ------------    ------------

Commitments and contingencies

Stockholders' equity
  Common stock, authorized 100,000,000 shares, $.001
   par value; 4,360,600 shares issued and outstanding              4,361           4,361
  Additional paid-in capital                                     110,009         110,009
  Deficit accumulated during the development stage               (95,115)        (67,233)
                                                            ------------    ------------
   Total stockholders' equity                                     19,255          47,137
                                                            ------------    ------------

Total liabilities and stockholders' equity                  $     23,307    $     49,028
                                                            ============    ============

                 Unaudited Consolidated Statements of Operations

                                                                                 For the
                                                                                 Period
                                                                                  from
                                                                                December
                            For the Three Months       For the Nine Months       3, 1997
                                    Ended                     Ended            (Inception)
                           ------------------------   -----------------------    through
                           September     September    September    September   September 30,
                            30, 2003     30, 2002     30, 2003     30, 2002       2003
                           ----------    ----------   ----------   ----------   ----------
                          (unaudited)   (unaudited)  (unaudited)  (unaudited)  (unaudited)

Sales                      $    6,800    $   15,791   $   19,794   $   19,604   $   47,953

Cost of goods sold              1,933         5,215        5,791        6,575       15,472
                           ----------    ----------   ----------   ----------   ----------

Gross profit                    4,867        10,576       14,003       13,029       32,481
                           ----------    ----------   ----------   ----------   ----------

Operating expenses
    Website development
   costs                           -             -    -       -         2,209       13,844
    General and
   administrative
   expenses                    10,143        20,762       42,132       38,903      109,340
                           ----------    ----------   ----------   ----------   ----------
       Total operating
expenses                       10,143        20,762       42,132       41,112      123,184
                           ----------    ----------   ----------   ----------   ----------

Loss from operations           (5,276)      (10,186)     (28,129)     (28,083)     (90,703)

Interest expense                   -           (842)          -        (3,642)      (4,747)
Interest income                    54            -           247           -           335
                           ----------    ----------   ----------   ----------   ----------

Net loss                   $   (5,222)   $  (11,028)  $  (27,882)  $  (31,725)  $  (95,115)
                           ==========    ==========   ==========   ==========   ==========

Earnings (loss) per
 share - basic and
 diluted                   $   (0.001)   $   (0.002)  $   (0.006)  $   (0.008)
                           ==========    ==========   ==========   ==========

Weighted average shares
 outstanding                4,360,600     3,935,000    4,360,600    3,935,000
                           ==========    ==========   ==========   ==========

            Unaudited Consolidated Statement of Stockholders' Equity
   For the Period from December 3, 1997 (Inception) through September 30, 2003

                                                                Deficit
                                                              Accumulated
                               Common Stock       Additional   During the      Total
                           ---------------------   Paid-In    Development   Stockholders'
                            Shares      Amount     Capital       Stage        Equity
                           ---------   ---------   ---------   ----------    ----------
Balance - December 3,
 1997 (Inception)                 -    $      -    $      -    $       -     $       -

Stock issued                 970,000         970          -            -            970

Net loss for periods              -           -           -          (897)         (897)
                           ---------   ---------   ---------   ----------    ----------

Balance - December 31,
 2000                        970,000         970          -          (897)           73

Stock issued               2,965,000       2,965       4,035           -          7,000

Net loss                          -           -           -       (25,128)      (25,128)
                           ---------   ---------   ---------   ----------    ----------

Balance - December 31,
 2001                      3,935,000       3,935       4,035      (26,025)      (18,055)

Stock issued                 425,600         426     105,974           -        106,400

Net loss                          -           -           -       (41,208)      (41,208)
                           ---------   ---------   ---------   ----------    ----------

Balance - December 31,
 2002                      4,360,600       4,361     110,009      (67,233)       47,137

Net loss                          -           -           -       (27,882)      (27,882)
                           ---------   ---------   ---------   ----------    ----------

Balance - September 30,
 2003                      4,360,600   $   4,361   $ 110,009   $  (95,115)   $   19,255
                           =========   =========   =========   ==========    ==========

                 Unaudited Consolidated Statements of Cash Flows

                                                                               For the
                                                                             Period from
                                                                             December 3,
                                                                                 1997
                                               For the Nine Months Ended     (Inception)
                                              ----------------------------     through
                                              September 30,  September 30,   September 30,
                                                  2003           2002            2003
                                              ------------   -------------   -------------
                                              (unaudited)    (unaudited)     (unaudited)
Cash flows from operating activities
  Net loss                                    $    (27,882)  $     (31,725)  $     (95,115)
  Adjustments  to reconcile net loss to net
  cash used in operating activities
   Common stock issued for interest expense             -               -              750
   Changes   in   operating    assets   and
    liabilities accounts receivable                     -            (362)              -
     Accounts payable and accrued expenses           2,161          16,598           4,052
                                              ------------   -------------   -------------
      Net cash used in operating activities        (25,721)        (15,489)        (90,313)
                                              ------------   -------------   -------------

Cash flows from financing activities
  Proceeds from issuance of common stock                -               -          113,620
                                              ------------   -------------   -------------
      Net cash provided by financing
       activities                                       -               -          113,620
                                              ------------   -------------   -------------

Net (decrease) increase in cash                    (25,721)        (15,489)         23,307

Cash, beginning of period                           49,028          23,009               -
                                              ------------   -------------   -------------

Cash, end of period                           $     23,307   $       7,520   $      23,307
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

Note 2 - Liquidity and Management's Plans

The Company has incurred  accumulated  losses of approximately  $95,000 from the inception of Vibrant  Health  International  through  September 30, 2003.  These losses and the significant  future cash  requirements  related to developing the business indicate  substantial doubt that the Company may be able to continue as a going  concern  unless  additional  capital is obtained  or future  profitable operations are achieved.

During 2002, the Company completed a Form SB-2 Registration  Statement under the
Securities  Act of 1933.  The  offering  was  closed in  October  2002 and total proceeds of $106,400 were released to the Company from escrow. In the opinion of management,  with the resources currently available, the Company will be able to maintain its operations through September 30, 2004.

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

Three Month periods Ended September 30, 2003 and 2002

The Company had $6,800 in sales for the three month period ended  September  30,
2003 and sales of $15,791 for the same  three-month  period in 2002.  Sales were lower in the quarter  ended  September  30, 2003 because in the third quarter of
2002 there had been a news  announcement  regarding the  Company's  product that generated an increased  level of sales  activity.  Cost of goods sold was $1,933 for the  three-month  period ended September 30, 2003 compared to $5,215 for the same  period in 2002.  The  Company  had a gross  profit of $4,867 for the three months ended September 30, 2003 compared to $10,576 for the same period in 2002.

Operating  expenses  for the three month period  ended  September  30, 2003 were
$10,143 compared to $20,762 for the same period in 2002.  Expenses  consisted of general corporate  administration,  legal and professional expenses,  accounting and auditing costs and wages.  Decreased expenses for the period ended September
30,  2003 were  primarily  due to reduced  professional  fees since the  Company completed an SB-2 offering in 2002. The Company has no interest  expense for the three months ended  September  30, 2003  compared to $842 for the same period in
2002 because the Company paid off all of its long-term debt in 2002.

As a result of the foregoing factors,  the Company realized a net loss of $5,222 for the three months ended September 30, 2003 as compared to net loss of $11,028 for the same period in 2002.

Nine Month periods Ended September 30, 2003 and 2002

Sales were essentially level for the nine-month  comparative  periods at $19,794 for the nine month  period  ended  September  30,  2003 and $19,604 for the same nine-month  period in 2002.  Cost of goods sold was  $5,791  for the  nine-month period ended  September 30, 2003 compared to $6,575 for the same period in 2002.
The Company had a gross  profit of $14,003 for the nine months  ended  September
30, 2003 compared to $13,029 for the same period in 2002.

Operating  expenses  for the  nine-month  period ended  September  30, 2003 were
$42,132  compared  to $38,903 for the same  period in 2002,  essentially  level.
Expenses consisted of general corporate  administration,  legal and professional expenses,  and  accounting  and  auditing  costs and wages.  The  Company has no interest expense for the nine months ended September 30, 2003 compared to $3,642 for the same period in 2002  because the Company  paid off all of its  long-term debt in 2002.

As a result of the foregoing factors, the Company realized a net loss of $27,882 for the nine months ended  September 30, 2003 as compared to net loss of $31,725 for the same period in 2002.

Liquidity and Capital Resources

At September 30, 2003,  the Company had assets  consisting of $23,307 of cash on hand. Current liabilities  consisted of accounts payable and accrued expenses of
$4,052. The Company does not have any long-term capital commitments.

The Company  believes  that its  current  cash needs can be met with the cash on hand and  from the  remaining  proceeds  of its  initial  public  offering.  The offering closed in October 2002 and generated proceeds of $106,400. All of these proceeds have been expended as of September 30, 2003. Should the Company find it necessary to raise additional capital,  the Company may sell common stock of the
Company or enter into debt financing agreements.

Item 3. Controls and Procedures

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the  effectiveness of the design and operation of the Company's  disclosure  controls and procedures  within 90 days of the filing date of this quarterly  report.  Based upon the results of this evaluation,  the
Company believes that they maintain proper  procedures for gathering,  analyzing and  disclosing  all  information  in a timely  fashion  that are required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

The  Company is not a party  defendant  in any  material  pending or  threatened litigation  and to its  knowledge,  no  action,  suit or  proceedings  has  been threatened against its officers and its directors.

Item 2.  Changes in Securities and Use of Proceeds

On July 9, 2001, we issued a total of 2,959,000 common shares to our founder and
President,  Thomas  H.  McAdam  in  connection  with  beginning  operations  and acquiring our subsidiary. The shares were issued as follows: 100,000 shares were issued  in  exchange  for  $1,000  cash.  2,109,000  shares  of  Vibrant  Health
International  common  stock were issued and  exchanged  for  703,000  shares of
Vibrant Health, Inc. common stock.  750,000 shares were issued,  valued at $750, in  consideration  of  receiving a $15,000  loan.  The  securities  were sold in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the  Securities  Act. The investor had access to all material information pertaining to the Company and its financial condition.  The investor completed and signed a subscription agreement attesting to his sophistication or accredited  investor status and investment intent. No broker was involved and no commissions were paid in the transactions.

Also on July 9, 2001, we issued  801,000  shares valued at $801 to a shareholder in exchange for 267,000 shares of Vibrant Health,  Inc. The securities were sold in a private  transaction,  without  registration  in reliance on the  exemption provided by Section 4(2) of the  Securities  Act. The investor had access to all material  information  pertaining to the Company and its financial condition and the investor  completed  and signed a  subscription  agreement  attesting to his sophistication  or accredited  investor status and investment  intent. No broker was involved and no commissions were paid in the transactions.

On August 27,  2001,  Mr.  McAdam  purchased  550,000  shares of Vibrant  Health
International common stock from a shareholder for $550 in a private transaction, bringing Mr. McAdam's total ownership to 3,509,000  shares, or approximately 80%
of our total issued and outstanding common stock.

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

The  Company  filed  an SB-2  Registration  Statement  with the  Securities  and
Exchange  Commission  offering  a minimum  of  350,000  shares  and a maximum of
800,000 shares at $0.25 per share.  The offering  became  effective on August 2,
2002 and closed on October 22,  2002.  The Company  successfully  completed  the offering  of 425,600  shares of common  stock to 44  shareholders  and  received
proceeds  of  $106,400.   The  Company  incurred   expenses  in  the  amount  of
approximately $25,000 relating to the Registration Statement.  Expenses included legal fees,  accounting fees,  escrow fees,  filing fees,  printing and transfer agent costs.  The Company also repaid loans of $40,000 together with interest of
$3,998. There were no underwriters'  discounts,  commissions or finders' fees. A table  detailing  the use of  proceeds  through  September  30, 2003 is provided below.

Use of Proceeds                                             Amount

Debt Repayment                                             $40,000
Interest on Loans                                           $3,998
Legal Fees                                                 $10,857
Accounting and Professional Fees                           $18,180
Wages                                                      $17,500
Website and Marketing                                       $5,757
Various working capital items                              $10,108

Total Proceeds Expended                                  $ 106,400

Balance of Proceeds Remaining                                $   0

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K:

No reports on Form 8-K were filed by  Vibrant  Health  International  during the three months ended September 30, 2003.

Exhibits:

Exhibit         Title                                                Location
Number

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

                                   SIGNATURES

Pursuant to the  requirements of the Securities  Exchange Act of 1934, this Form
10-QSB Report,  for the Quarter ended  September 30, 2003, has been signed below by the following  person on behalf of the  Registrant and in the capacity and on the date indicated.

                                          VIBRANT HEALTH INTERNATIONAL

October 30, 2003                                By  /s/Thomas H. McAdam
                                                Thomas H. McAdam
                                                Chief Executive Officer and
                                                Chief Financial Officer