Form 10KSB
period 2003-12-31
VIBRANT HEALTH INTERNATIONAL
filed 2004-03-03
CIK 1168776

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

      For the Fiscal Year ended December 31, 2003

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

On December 31, 2003 the  aggregate  market value of the voting stock of Vibrant
Health International held by non-affiliates of the registrant was $-0-. There is currently no public market for the  registrant's  common stock.  Therefore,  the aggregate  market value of the stock is deemed to be $-0-.  At December 31, 2003 there were 4,360,600 shares of common stock of the registrant  outstanding,  par value $.001.

The issuer's revenue for its most recent fiscal year was: $23,462.

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

           Item 8A.  Controls and Procedures

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

           Item 14.  Principal Accountant Fees and Services

           Signatures

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

Our Business

We are a distributor  of health and  nutritional  products.  We  distribute  our products  to  customers  via orders  generated  through our  Internet  websites,
www.yahoovibranthealth.com   and   www.vibranthealthonline.com.    We   do   not
manufacture  the products  that we sell.  Instead,  we contract  with health and nutritional product  formulators who specialize in supplying products.  We are a distribution  company only and do not have any expertise in nutritional  science or manufacturing.

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

Our Products

We entered into a five-year agreement that expires October 2006 with Imagenetix,
Inc.  a  company  located  in  southern  California,  to  supply  us with  their proprietary products. They have experience in packaging and supplying health and nutritional  products.  They have  assisted  us in choosing  select  products of theirs  that they  believe  are high  quality  products,  with  large  potential markets, and with profit margins that would warrant our attention.

We selected  Imagenetix,  Inc. because they are established in the nutrition and natural health product area. If we were to lose this agreement with  Imagenetix,
Inc., our ability to obtain a supply of quality product on favorable terms would probably be greatly hampered. Although we could probably locate other suppliers, we believe that would require a greater expenditure of our time and those profit margins on sales might decrease.

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

Celadrin(R)is a scientifically  tested product  developed to provide support for healthy  joint  function  and  mobility.  Celadrin(R)consists  of a  complex  of scientifically  targeted  fatty  acid  esters.  The oral form of  Celadrin(R)was subjected to clinical studies.  The results of one of the studies were published in the August 2002 issue of The Journal of Rheumatology. We intend to capitalize on what we  believe  will be an  increasing  demand  for these  products  as new information is released on Celadrin(R)in  the future and the public becomes more familiar with the Celadrin(R)name.

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

Employees

Our president, Mr. Thomas H. McAdam is our only employee. During the first seven months of this year, we paid Mr. McAdam a salary of $1,750 per month.  Beginning after July,  Mr.  McAdam  volunteered  to defer his wages until such time as the cash position of the Company  became better.  As our  operations  expand we will reestablish  payment of Mr. McAdam's  salary and may consider hiring  additional employees  as  necessary.  However,  we  do  not  anticipate  hiring  additional employees at the present time.

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

As of December 31, 2003,  there were  approximately  50  shareholders  of record holding  4,360,600  shares of common  stock.  The  holders  of common  stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other  securities.  There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations Years Ended December 31, 2003 and 2002

The Company had $23,462 in sales from  continuing  operations for the year ended
December  31, 2003.  Cost of goods sold was $6,811  resulting in gross profit of
$16,651. Sales during the year ended December 31, 2002 were $27,830 with cost of goods of $9,628 resulting in gross profit of $18,202.  Sales were slightly lower in 2003  because we did not  experience  the  follow  through  increased  market penetration that we were  anticipating from publicity on our products during the last half of 2002.  The cost of goods sold as a  percentage  of sales  decreased slightly in 2003 as we found less expensive ways of shipping product and reduced the amount of discounts on product.

Operating  expenses for the year ended December 31, 2003 was $52,726 compared to
$55,709  for the  same  period  in 2002.  General  and  administrative  expenses increased to $52,726 in 2003 from  $51,865 in 2002.  Website  development  costs decreased  to $-0- in 2003 from $3,844 in 2002.  We had no  interest  expense in
2003 since all of our promissory notes were paid off in October of 2002. In 2002 we had interest expense of $3,789.

As a result of the foregoing factors,  we realized a net loss of $35,788 for the year ended December 31, 2003 compared to net loss of $41,208 in 2002.

Liquidity and Capital Resources

At December 31, 2003 our assets consisted of $20,232 in cash. Total  liabilities were $8,883 in accounts  payable and accrued  expenses.  Assets at December  31,
2002 consisted of $49,028 in cash. Liabilities at December 31, 2002 consisted of
$1,891 in accrued expenses and accounts payable.  The increase of liabilities in
2003 is because we have accrued wages to our officer during the last five months of 2003.

In July of 2002,  we  submitted  a  registration  statement  on Form SB-2 to the
Securities  and Exchange  Commission for the sale of a minimum of 350,000 shares of Common  Stock and a maximum of 800,000  shares of Common  Stock at a price of
$0.25 per share. The registration  became effective on August 2, 2002 and closed on  October  22,  2002.  As a result of the  offering,  we sold  425,600  shares generating  $106,400.  Our expenses relating to the Registration  Statement were approximately  $24,000.  Expenses  included legal fees,  accounting fees, escrow
fees,   filing  fees,   printing  and  transfer  agent  costs.   There  were  no
underwriters'  discounts,  commissions or finders fees. A table  summarizing the use of proceeds  through December 31, 2003 is provided below. The table has been adjusted to omit previously reported registration expenses that had already been paid using proceeds from loans prior to receiving escrow proceeds.

Use of Proceeds                                        Amount
---------------                                        ------
Debt Repayment                                        $ 40,000
Interest on Loans                                     $  3,998
Legal Fees                                            $ 10,857
Accounting and Professional Fees                      $ 18,180
Wages                                                 $ 17,500
Website and Marketing                                 $  5,757
Various working capital items                         $ 10,108
                                                      --------

Total Proceeds Expended                               $106,400
                                                      ========

Balance of Proceeds Remaining                         $      0
                                                      ========

We do not have any long-term capital commitments and we believe that our current cash needs can be met through ongoing operations.  We are also considerating our long-term strategies and may evaluate other business alternatives. If we require additional  capital,  we may sell  additional  common  stock or enter  into debt financing agreements.

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

Item 7. Financial Statements

The  financial  statements  of the  Company  appear  at the end of  this  report beginning with the Index to Financial Statements on Page F-2.

Item  8.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
Financial Disclosure.

None.

Item 8A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  The Company's management, with the  participation  of the chief executive  officer and the chief financial officer,  carried  out an  evaluation  of  the  effectiveness  of the  Company's
"disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the
period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation,  the  chief  executive  officer  and  the  chief  financial  officer concluded that, as of the Evaluation  Date, the Company's  disclosure,  controls and procedures are effective,  providing them with material information relating to the Company as required to be disclosed  in the reports the Company  files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting,  known to the chief executive  officer or the chief  financial  officer,  that  occurred  during the period  covered by this report that has  materially  affected,  or is reasonably likely to materially  affect,  the  Company's  internal  control over  financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act.

The following table sets forth the name,  age,  position and office term of each executive officer and director of the Company.

Name                 Age     Positions                                 Since

Thomas H. McAdam     48      Chief Executive Officer and Chief         1999
                             Financial Officer

The following is a brief summary of the business experience of Mr. McAdam:

Thomas H. McAdam,  sole Officer and  Director.  Mr. McAdam is a CPA with over 25 years of experience in financially  related fields.  He received his accountancy degree from the  University  of Illinois  in 1977 and was  immediately  hired by
Ernst & Ernst (now Ernst & Young).  From January 1993 to September of 1999,  Mr.
McAdam was  employed  in the  Financial  Management  Department  of the City and
County of Denver,  Colorado.  Since  September of 1999,  he has operated  Thomas
McAdam d/b/a USA Ventures, a business consulting practice.

All officers  hold their  positions at the will of the Board of  Directors.  All directors  hold  their  positions  for one year or until  there  successors  are elected and qualified.

The Company has no audit committee  financial  expert,  as defined under Section
228.401, serving on its audit committee because it has no audit committee and is not required to have an audit  committee  because it is not a listed security as defined in Section 240.10A-3.

Item 10. Executive Compensation

During  the first  seven  months of this  year,  we paid Mr.  McAdam a salary of
$1,750 per month.  Beginning after July of this year, Mr. McAdam  volunteered to defer his wages  until  such time as the cash  position  of the  Company  became better.  A summary  compensation  table of Mr.  McAdam's salary for the previous four years is provided below.

                           SUMMARY COMPENSATION TABLE
                                                            Other Annual
Name and Principal Position Year   Salary ($)  Bonus ($)    Compensation

Thomas H. McAdam            2003     12,250       -0-            -0-
  Chief Executive Officer   2002     14,500       -0-            -0-
  Chief Financial Officer   2001     10,000       -0-            -0-
                            2000      -0-         -0-            -0-

In July of 2001 we adopted a long-term stock incentive plan. At the date of this report,  we have not issued any options under the plan. We have not  established any  pension,  profit  sharing  or  insurance  programs  for the  benefit of our employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The  following  table  sets  forth  as  of  December  31,  2003,  the  name  and shareholdings  of each person known to us that either  directly or  beneficially holds  more than 5% of our  4,360,600  issued and  outstanding  shares of common stock, par value $.001. The table also lists the name and  shareholdings of each director  and of all  officers  and  directors  as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares  beneficially  owned,  subject to community  property laws where applicable.

Name and Address             Title of Class   Number of Shares    % of Shares
                                                Beneficially
                                                   Owned

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

On August 27, 2001,  Mr. McAdam  purchased  550,000 shares of newly issued stock from the  above-mentioned  shareholder for $550 in a private  transaction.  As a result, Mr. McAdam's total ownership increased to 3,509,000 shares or 80.47%.

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

Item 13. Exhibits and Reports on Form 8-K.

Exhibits:

Exhibit             Title                                      Location
Number

31                  Certification of the Principal Executive   Attached
                    Officer and Principal Financial Officer
                    pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

32                  Certification of the Principal Executive   Attached
                    Officer and Principal Financial Officer
                    pursuant to U.S.C. Section 1350 as
                    adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

99.1                Code of Ethics and Business Conduct for    Attached
                    Officers, Directors and Employees of
                    Vibrant Health International

Reports on Form 8-K:

No reports on Form 8-K were filed by Vibrant  Health  during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services  rendered by the  principal  account for the audit of Vibrant's  annual financial  statement  and review of financial  statements  included in Vibrant's
10-QSB  reports and services  normally  provided by the accountant in connection with statutory and regulatory filings or engagements were $4,700 for fiscal year ended 2002 and $9,050 for fiscal year ended 2003.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal  accountant that are reasonably related to the performance of the audit or review of Vibrant's  financial  statements  that are not  reported  above were  $5,250 for fiscal  year ended 2002 and  consisted  of reviewing the  Company's  initial  registration  statement and a response to the
SEC's comment  letter.  There were no fees for other audit related  services for fiscal year ended 2003.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for  professional services  rendered by the principal  accountant for tax compliance,  tax advise, and tax  planning  were $600 for fiscal  year ended  2002 and  consisted  of tax compliance  services and $2,100 for fiscal year ended 2003 and  consisted of tax compliance services.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal  accountant,  other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate  and approve in  advance,  the scope and cost of the  engagement  of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

In  accordance  with the Exchange Act, the  registrant  caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VIBRANT HEALTH INTERNATIONAL

Date:  March 3, 2004                      By: /s/Thomas H. McAdam
                                          Thomas H. McAdam
                                          CEO and Chief Financial Officer

In  accordance  with the Exchange  Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

Date:  March 3, 2004                      By: /s/Thomas H. McAdam
                                          Thomas H. McAdam
                                          Director

                          VIBRANT HEALTH INTERNATIONAL
                          (a Development Stage Company)

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                           December 31, 2003 and 2002

                                Table of Contents

Independent Auditors' Report

Consolidated Financial Statements

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statement of Changes in Stockholders' Equity (Deficit)

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Vibrant Health International
Englewood, Colorado

We have audited the accompanying  consolidated  balance sheets of Vibrant Health
International  (a  Development  Stage Company) as of December 31, 2003 and 2002,
and the related consolidated statements of operations,  changes in stockholders'
equity and cash flows for the years then ended and the  cumulative  period  from
December 3, 1997 (date of  inception) to December 31, 2003.  These  consolidated financial  statements are the  responsibility of the Company's  management.  Our responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly,  in all material  respects,  the  financial  position of Vibrant  Health
International  (a  Development  Stage Company) as of December 31, 2003 and 2002,
and the  results of its  operations  and its cash flows for the years then ended and the cumulative  period from December 3, 1997 (date of inception) to December
31, 2003 in conformity  with  accounting  principles  generally  accepted in the
United States of America.

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

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC
January 16, 2004
Denver, Colorado

                           Consolidated Balance Sheets

                                                                 December 31,
                                                           -------------------------
                                                              2003          2002
                                                           -----------   -----------
                                           Assets
Current assets
  Cash                                                     $    20,232   $    49,028
                                                           -----------   -----------
      Total current assets                                      20,232        49,028
                                                           -----------   -----------

Total assets                                               $    20,232   $    49,028
                                                           ===========   ===========

                            Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                   $      8,883  $      1,891
                                                           -----------   -----------
      Total current liabilities                                  8,883         1,891
                                                           -----------   -----------

Commitments

Stockholders' equity
  Common stock - 100,000,000 shares
   authorized, $.001 par value, 4,360,600
   shares issued and outstanding                                 4,361         4,361
  Additional paid-in capital                                   110,009       110,009
  Deficit accumulated during the development stage            (103,021)      (67,233)
                                                           -----------   -----------
      Total stockholders' equity                                11,349        47,137
                                                           -----------   -----------

Total liabilities and stockholders' equity                 $    20,232   $    49,028
                                                           ===========   ===========

                       See notes to financial statements.

                      Consolidated Statements of Operations

                                                                        Cumulative
                                                                           from
                                                                        December 3,
                                                                           1997
                                              For the Years Ended       (Inception)
                                                  December 31,              to
                                           ---------------------------  December 31,
                                               2003          2002          2003
                                           ------------   ------------  ------------

Sales                                      $     23,462   $     27,830  $     51,621

Cost of goods sold                                6,811          9,628        16,492
                                           ------------   ------------  ------------

Gross profit                                     16,651         18,202        35,129
                                           ------------   ------------  ------------

Operating expenses
  Website development costs                           -          3,844        13,844
  General and administrative expenses            52,726         51,865       119,934
                                           ------------   ------------  ------------
      Total operating expenses                   52,726         55,709       133,778
                                           ------------   ------------  ------------

Loss from operations                            (36,075)       (37,507)      (98,649)

Other income (expense)
  Interest expense                                    -         (3,789)       (4,747)
  Interest income                                   287             88           375
                                           ------------   ------------- ------------

Net loss                                   $    (35,788)  $    (41,208) $   (103,021)
                                           ============   ============  ============

Basic and diluted weighted average
 common shares outstanding                    4,360,600      4,215,715
                                           ============   ============

Basic and diluted loss per common share    $      (0.01)  $      (0.01)
                                           ============   ============

                       See notes to financial statements.

            Consolidated Statement of Changes in Stockholders' Equity
                 For the Years Ended December 31, 2003 and 2002
    and Period From December 3, 1997 (date of inception) to December 31, 2001

                                                                              Total
                                Common Stock       Additional              Stockholders'
                            ---------------------    Paid-in   Accumulated   Equity
                             Shares      Amount      Capital     Deficit    (Deficit)
                            ---------   ---------   ---------   ---------   ---------
Balance - December 3, 1997         -    $      -    $      -    $      -    $      -

Stock issued                3,935,000       3,935       4,035          -        7,970

Net loss for the periods           -           -           -      (26,025)    (26,025)
                            ---------   ---------   ---------   ---------   ---------
Balance - December 31,
2001                        3,935,000       3,935       4,035     (26,025)    (18,055)

Stock issued for cash         425,600         426     105,974          -      106,400

Net loss                           -           -           -      (41,208)    (41,208)
                            ---------   ---------   ---------   ---------   ---------
Balance - December 31,
2002                        4,360,600       4,361     110,009     (67,233)     47,137

Net loss                           -           -           -      (35,788)    (35,788)
                            ---------   ---------   ---------   ---------   ---------
Balance - December 31,
2003                        4,360,600  $    4,361  $  110,009  $ (103,021) $   11,349
                            =========  ==========  ==========  ==========  ==========

                       See notes to financial statements.

                      Consolidated Statements of Cash Flows

                                                                         Cumulative
                                                                            from
                                                                         December 3,
                                               For the Years Ended          1997
                                                   December 31,         (Inception) to
                                            --------------------------   December 31,
                                                2003          2002           2003
Cash flows from operating activities
  Net loss                                  $   (35,788)   $   (41,208)  $  (103,021)
                                            -----------    -----------   -----------
  Adjustments to reconcile net loss to
   net cash used in operating activities
   Common stock issued for interest
    expense                                          -               -           750
   Changes in assets and liabilities
     Accounts payable and accrued expenses        6,992            827         8,883
                                            -----------    -----------   -----------
                                                  6,992            827         9,633
                                            -----------    -----------   -----------
      Net cash used in operating
      activities                                (28,796)       (40,381)      (93,388)
                                            -----------    -----------   -----------

Cash flows from financing activities
  Payments on note payable                           -         (25,000)           -
  Payments on note payable - related party           -         (15,000)           -
  Proceeds from sale of common stock                 -         106,400       113,620
                                            -----------    -----------   -----------
      Net cash provided by financing
      activities                                     -          66,400       113,620
                                            -----------    -----------   -----------

Net (decrease) increase in cash                 (28,796)        26,019        20,232

Cash - beginning of year                         49,028         23,009            -
                                            -----------    -----------   ----------

Cash - end of year                          $    20,232    $    49,028   $    20,232
                                            ===========    ===========   ===========

Supplemental disclosure of non-cash activity:

     On July 9, 2001,  the Company  issued  2,910,000  shares of common stock in exchange for 100% of the outstanding common stock of Vibrant Health, Inc.

                       See notes to financial statements.

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

The Company is a start up company that has not had any significant revenue since inception.  The Company realized a net loss of approximately $103,000 during the period from inception  through December 31, 2003, and there is no assurance that the Company will generate revenue or earn profit in the future.

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

Concentrations of Credit Risk

The Company has an  agreement  with a supplier to supply the Company  with their proprietary products.  Although other suppliers exist, if this agreement were to be terminated,  the Company's  ability to obtain a supply of quality  product on favorable terms would be greatly impaired.

Website Development Costs

The Company  recognizes all website  development  costs in accordance  with EITF
00-2,  "Accounting  for Website  Development  Costs."  During 2003 and 2002, the
Company expensed $0 and $3,844, respectively,  related to the development of its website.

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

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation-  Transition and  Disclosure".  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement  is for fiscal years ended after  December 15, 2002.  The Company does not expect  the  adoption  of this  statement  to have a material  effect on the
Company's financial statements.

Although the Company has a Long Term Stock Incentive Plan (Note 7), there are no outstanding options or SARS at December 31, 2003.

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

Income Taxes

The  Company  recognizes  deferred  tax  liabilities  and  assets  based  on the differences  between the tax basis of assets and  liabilities and their reported amounts in the  financial  statements  that will result in taxable or deductible amounts in future years.  The Company has net operating  loss  carryforwards  of approximately $100,000 which expire through 2023.

Basic and Diluted Earnings Per Common Share

In accordance  with FAS 128,  basic  earnings per share are computed by dividing net income by the number of weighted  average common shares  outstanding  during the year.  Diluted earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the year.

Recently Issued Accounting Pronouncements

In January 2004, the Financial  Accounting  Standards Board ("FASB") issued FASB
Staff Position  ("FSP") No. FAS 106-1,  Accounting  and Disclosure  Requirements
Related to the Medicare Prescription Drug,  Improvement and Modernization Act of
2003 which permits a sponsor of a postretirement  health care plan that provides a prescription  drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act
of 2003.  Regardless of whether a sponsor  elects that  deferral,  FSP FAS 106-1 requires  certain  disclosures  pending further  consideration of the underlying accounting  issues.  The guidance in FSP FAS 106-1 is  effective  for interim or annual  financial  statements of fiscal years ending after December 7, 2003. The adoption  of  FAS  106-1  did  not  have a  material  effect  on  the  Company's
Consolidated Financial Statements.

In  December  2003,  the  FASB  issued  FAS No.  132  (Revised)  ("FAS  132-R"),
Employer's  Disclosure  about Pensions and Other  Postretirement  Benefits.  FAS
132-R  retains  disclosure  requirements  of the  original  FAS 132 and requires additional  disclosures  relating to assets,  obligations,  cash flows,  and net periodic  benefit  cost.  FAS 132-R is  effective  for fiscal years ending after
December 15, 2003,  except that certain  disclosures  are  effective  for fiscal years ending after June 15, 2004.  Interim period  disclosures are effective for interim periods beginning after December 15, 2003. The adoption of FAS 132-R did not have a material effect on the Company's Consolidated Financial Statements.

Fair Value of Financial Instruments

The carrying amounts of financial  instruments  including cash, accounts payable and accrued liabilities  approximated fair value as of December 31, 2003 because of the relatively short time frame of these instruments.

The  accompanying  financial  statements  have been  prepared on a going concern
basis,   which  contemplates  the  realization  of  assets  and  liquidation  of liabilities in the ordinary course of business.

Note 2 - Going Concern

The  accompanying  financial  statements  have been  prepared on a going concern
basis,   which  contemplates  the  realization  of  assets  and  liquidation  of liabilities in the ordinary course of business.

Note 3 - Liquidity and Management's Plans

The Company has incurred  accumulated losses of approximately  $103,000 from the inception of Vibrant Health,  Inc.  through  December 31, 2003. These losses and the  significant  future cash  requirements  related to developing  the business indicate  substantial  doubt that the Company may be able to continue as a going concern unless additional  capital is obtained or future  profitable  operations are achieved. In June 2002, the Company completed the registration of its common stock on Form SB-2, Registration Statement under the Securities Act of 1933, and raised  $106,400  of  proceeds  through  the  sale  of its  common  stock.  Upon completion of the public offering,  the Company paid all of its outstanding debt plus accrued  interest.  Due to the Company still being in the development stage of operations,  the Company may be dependent on obtaining  additional  financing through its operations or equity or debt  financing.  There is no assurance that management will be successful in obtaining such funding.

Note 4 - Stockholders' Equity
-----------------------------

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

Note 5 - Common Stock Incentive Plan

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

As of  December  31,  2003 and 2002,  the  Company had not issued any options or
SARS.

Note 6 - Interest Expense

The  Company had a  promissory  note of $25,000  due to a third  party,  and two promissory notes totaling $15,000 due to a related party. Upon completion of the stock  offering in October  2002,  the notes and accrued  interest  were paid in full.

Note 7 - Loss Per Share

The following table sets forth the  computation  for basic and diluted  earnings per share:

                                                             For the Years Ended
                                                                 December 31,
                                                           -------------------------
                                                              2003          2002
                                                           -----------   -----------

  Numerator for basic and diluted earnings per share       $   (35,788)  $   (41,208)
                                                           ===========   ===========

  Denominator for basic and diluted earnings per share
    - weighted average shares                                4,360,600     4,215,715
                                                           ===========   ===========

  Diluted loss per common share                            $     (0.01)  $     (0.01)
                                                           ===========   ===========

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 8 - Related Party Transactions

Currently,  the Company  uses office  space  donated by the sole  officer of the
Company.  In the opinion of  management,  the fair value of the office  space is insignificant.