Form 10QSB
period 2004-03-31
VIBRANT HEALTH INTERNATIONAL
filed 2004-05-12
CIK 1168776

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2004: 4,360,600 shares of common stock, par value $.001

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

           Consolidated Balance Sheets, March 31, 2004 (unaudited)
           and December 31, 2003

           Unaudited Consolidated Statements of Operations for the
           Three Months ended March 31, 2004 and 2003 and
           cumulative from inception on December 3, 1997 through
           March 31, 2004

           Unaudited Consolidated Statement of Stockholders'
           Equity (Deficit) for the period from inception on
           December 3, 1997 through March 31, 2004

           Unaudited Consolidated Statements of Cash Flows for the
           Three Months ended March 31, 2004 and 2003 and
           cumulative from inception on December 3, 1997 through
           March 31, 2004.

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

          VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (a Development Stage Company)

                           Consolidated Balance Sheet

                                                              March 31,     December 31,
                                                                2004           2003
                                                            ------------    -----------
                                                           (unaudited)
                                         Assets

Current assets
  Cash                                                      $     15,929    $    20,232
  Accounts receivable                                                191              -
  Prepaid expenses                                                   575              -
                                                            ------------    -----------

Total assets                                                $     16,695    $    20,232
                                                            ============    ===========

                     Liabilities and Stockholders' Equity (Deficit)
Current liabilities
  Accounts payable and accrued expenses                     $     18,422    $     8,883
                                                            ------------    -----------
      Total current liabilities                                   18,422          8,883
                                                            ------------    -----------

Commitments and contingencies

Stockholders' equity (deficit)
  Common stock, authorized 100,000,000 shares, $.001
   par value; 4,360,600 shares issued and outstanding              4,361          4,361
  Additional paid-in capital                                     110,009        110,009
  Deficit accumulated during the development stage              (116,097)      (103,021)
                                                            ------------    -----------
      Total stockholders' equity (deficit)                        (1,727)        11,349
                                                            ------------    -----------

Total liabilities and stockholders' equity (deficit)        $     16,695    $    20,232
                                                            ============    ===========

                 Unaudited Consolidated Statements of Operations

                                                                           For the
                                                                         Period from
                                                                         December 3,
                                                                            1997
                                            For the Three Months Ended   (Inception)
                                                     March 31,             through
                                            --------------------------     March 31,
                                               2004           2003          2004
                                            ----------     -----------   ----------
                                            (unaudited)   (unaudited)   (unaudited)

Sales                                       $    2,976     $    4,309    $   54,597

Cost of goods sold                                 954          1,037        17,446
                                            ----------     ----------    ----------

Gross profit                                     2,022          3,272        37,151
                                            -----------    ----------    ----------

Operating expenses
  Website development costs                         -              -         13,844
  General and administrative expenses           15,129         18,624       135,063
                                            ----------     ----------    ----------
         Total operating expenses               15,129         18,624       148,907
                                            ----------     ----------    ----------

Loss from operations                           (13,107)       (15,352)     (111,756)

Interest income                                     31            107           406
Interest expense                                    -               -        (4,747)
                                            ----------     ----------    ----------

Net loss                                    $  (13,076)    $  (15,245)   $ (116,097)
                                            ==========     ==========    ==========

Earnings (loss) per share - basic and
 diluted                                    $    (.003)    $    (.003)
                                            ==========     ==========

Weighted average shares outstanding          4,360,600      4,360,600
                                            ==========     ==========

       Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
     For the Period from December 3, 1997 (Inception) through March 31, 2004

                                                                Deficit
                                                              Accumulated      Total
                               Common Stock       Additional   During the   Stockholders'
                           ---------------------   Paid-In    Development     Equity
                            Shares      Amount     Capital       Stage       (Deficit)
                           ---------   ---------   ---------   ----------    ----------

Balance - December 3,
 1997 (Inception)                 -    $      -    $      -    $       -     $       -

Stock issued               4,360,600       4,361     110,009           -        114,370

Net loss for periods              -           -           -       (67,233)      (67,233)
                           ---------   ---------   ---------   ----------    ----------

Balance - December 31,
 2002                      4,360,600       4,361     110,009      (67,233)       47,137

Net loss                          -           -           -       (35,788)      (35,788)
                           ---------   ---------   ---------   ----------    ----------

Balance - December 31,
 2003                      4,360,600       4,361     110,009     (103,021)       11,349

Net loss                          -           -           -       (13,076)      (13,076)
                           ---------   ---------   ---------   ----------    ----------

Balance - March 31, 2004   4,360,600   $   4,361   $ 110,009   $ (116,097)   $   (1,727)
                           =========   =========   =========   ==========    ==========

                 Unaudited Consolidated Statements of Cash Flows

                                                                               For the
                                                                             period from
                                                                             December 3,
                                              For the Three Months Ended        1997
                                                       March 31,            (Inception) to
                                              --------------------------      March 31,
                                                  2004          2003             2004
                                              ------------   ------------    ------------
                                              (unaudited)    (unaudited)     (unaudited)
Cash flows from operating activities
  Net loss                                    $    (13,076)  $    (15,245)   $   (116,097)
  Adjustments  to reconcile net loss to net
   cash used in operating activities
   Common stock issued for interest expense             -              -              750
   Changes   in   operating    assets   and
liabilities
   Accounts receivable                                (191)           (36)           (191)
   Prepaid expenses                                   (575)            -             (575)
   Accounts payable and accrued expenses             9,539           (220)         18,422
                                              ------------   ------------    ------------
      Net cash used by operating activities         (4,303)       (15,501)        (97,691)
                                              ------------   ------------    ------------

Cash flows from financing activities
  Proceeds from issuance of common stock                -              -          113,620
                                              ------------   ------------    ------------
      Net cash provided by financing
       activities                                       -              -          113,620
                                              ------------   ------------    ------------

Net (decrease) increase in cash                     (4,303)       (15,501)         15,929

Cash, beginning of period                           20,232         49,028              -
                                              ------------   -------------   -----------

Cash, end of period                           $     15,929   $     33,527    $     15,929
                                              ============   ============    ============

          VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Vibrant  Health  International  (the  Company)  was  formed on July 9, 2001 as a
Nevada company.  The Company's  business  operations and contracts are primarily conducted by its wholly owned subsidiary, Vibrant Health, Inc.

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

Note 2 - Liquidity and Management's Plans

The Company has incurred  accumulated losses of approximately  $116,000 from the inception of Vibrant Health  International  through March 31, 2004. These losses and the significant future cash requirements  related to developing the business indicate  substantial  doubt that the Company may be able to continue as a going concern unless additional  capital is obtained or future  profitable  operations are achieved.

During 2002, the Company completed a Form SB-2 Registration  Statement under the
Securities  Act of 1933.  The  offering  was  closed in  October  2002 and total proceeds of $106,400 were released to the Company from escrow. In the opinion of management,  with the resources currently available, the Company will be able to maintain its  operations  through  March 31, 2005.  However,  management is also considering other options with respect to financing and reorganization.

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

Celadrin(R)is a scientifically  tested  formulated  product developed to provide support  for healthy  joint  function  and  mobility.  Celadrin(R)consists  of a complex  of  scientifically  targeted  fatty  acid  esters.  The  oral  form  of
Celadrin(R)was  subjected to clinical studies. The results of one of the studies were published in The Journal of Rheumatology.

Recently  Avon  Products,  Inc. has  commenced  selling a cream  product,  which contains  Celadrin(R).  Avon's product has a sales price which is  substantially lower than our topical cream containing Celadrin(R).  As a result, the extent to which our sales are enhanced by media coverage of the  Celadrin(R)product is now substantially less.

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

Three Month periods Ended March 31, 2004 and 2003

The Company had $2,976 in sales for the three month  period ended March 31, 2004 and sales of $4,309 for the same three-month period in 2003. Sales were lower in the quarter  ended March 31, 2004 because in the third quarter of 2002 there had been a news  announcement  regarding  the  Company's  product that  generated an increased  level of sales activity in the quarter ended March 31, 2003.  Cost of goods sold was $954 for the three-month  period ended March 31, 2004 compared to
$1,037 for the same period in 2003. The Company had a gross profit of $2,022 for the three months ended March 31, 2004  compared to $3,272 for the same period in
2003.

Operating  expenses for the three month period ended March 31, 2004 were $15,129 compared to $18,624 for the same period in 2003.  Expenses  consisted of general corporate  administration,  legal  and  professional  expenses,  accounting  and auditing costs and wages. Decreased expenses for the period ended March 31, 2004 were  primarily  due to reduced  professional  fees from 2003,  which were still residual from our SB-2 offering in 2002.

As a result of the foregoing factors, the Company realized a net loss of $13,076 for the three months ended March 31, 2004 as compared to net loss of $15,245 for the same period in 2003.

Liquidity and Capital Resources

At March 31,  2004,  the  Company  had  assets  consisting  of  $16,695,  mostly consisting of cash on hand.  Current  liabilities  consisted of accounts payable and accrued expenses of $18,422. The Company does not have any long-term capital commitments.

The Company  believes  that its  current  cash needs can be met with the cash on hand and current  operations.  The Company's  initial public  offering closed in
October 2002 and generated proceeds of $106,400. All of these proceeds have been expended as of March 31,  2004.  Should the Company  find it  necessary to raise additional  capital,  the Company may sell common  stock of the Company or enter into debt financing agreements.

The Company is currently in the late stage of discussions  with a privately held
Delaware  corporation  to  acquire  that  corporation  through a reverse  merger transaction.  No  letter  of  intent  or other  preliminary  agreement  has been executed.  If the reverse merger were to be completed,  the Company  anticipates that a significant number of its common shares would be issued under the merger,
such  that  the  principals  of  the  Delaware   Corporation  would  become  the
controlling shareholders of the Company and the directors and executive officers of the  corporation  would become the directors  and  executive  officers of the
Company.  Any such transaction would be subject to the approval and execution of a definitive merger agreement,  satisfaction of certain financing  contingencies and other  requirements.  There can be no assurance that the subject transaction will be completed.

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

On August 27,  2001,  Mr.  McAdam  purchased  550,000  shares of Vibrant  Health
International common stock from a shareholder for $550 in a private transaction, bringing Mr. McAdam's total ownership to 3,509,000 shares of common stock.

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

On  March  29,  2004,   Mr.  McAdam  gifted  60,000  shares  of  Vibrant  Health
International  to family  members,  bringing  Mr.  McAdam's  total  ownership to
3,449,000  shares,  or  approximately  79% of our total  issued and  outstanding common stock.

The  Company  filed  an SB-2  Registration  Statement  with the  Securities  and
Exchange  Commission  offering  a minimum  of  350,000  shares  and a maximum of
800,000 shares at $0.25 per share.  The offering  became  effective on August 2,
2002 and closed on October 22,  2002.  The Company  successfully  completed  the offering  of 425,600  shares of common  stock to 44  shareholders  and  received
proceeds  of  $106,400.   The  Company  incurred   expenses  in  the  amount  of
approximately $25,000 relating to the Registration Statement.  Expenses included legal fees,  accounting fees,  escrow fees,  filing fees,  printing and transfer agent costs.  The Company also repaid loans of $40,000 together with interest of
$3,998. There were no underwriters'  discounts,  commissions or finders' fees. A table detailing the use of proceeds through March 31, 2004 is provided below.

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

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K:

No reports on Form 8-K were filed by  Vibrant  Health  International  during the three months ended March 31, 2004.

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

                                   SIGNATURES

Pursuant to the  requirements of the Securities  Exchange Act of 1934, this Form
10-QSB  Report,  for the Quarter ended March 31, 2004,  has been signed below by the following  person on behalf of the Registrant and in the capacity and on the date indicated.

                                          VIBRANT HEALTH INTERNATIONAL

May 14, 2004                                    By    /s/Thomas H. McAdam
                                                  -----------------------
                                                Thomas H. McAdam
                                                Chief Executive Officer and
                                                Chief Financial Officer