Form 10QSB
period 2004-06-30
VIBRANT HEALTH INTERNATIONAL
filed 2004-07-22
CIK 1168776

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

     [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

         For the transition period from to Commission File No. 333-85460

                          Vibrant Health International
        (Exact name of small business issuer as specified in its charter)

                   Nevada                                  84-1595734
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2004: 4,360,600 shares of common stock, par value $.001

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                          VIBRANT HEALTH INTERNATIONAL
                          (A Development Stage Company)
                                      INDEX

PART I.          Financial Information

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets, June 30, 2004 (unaudited) and December 31, 2003

Unaudited Consolidated Statements of Operations for the Three and Six Months
ended June 30, 2004 and 2003 and for the period from December 3, 1997
(inception) through June 30, 2004

Unaudited Consolidated Statement of Stockholders' Equity (Deficit) for the
period from December 3, 1997 (inception) through June 30, 2004

Unaudited Consolidated Statements of Cash Flows for the Six Months ended June
30, 2004 and 2003 and for the period from December 3, 1997 (inception) through
June 30, 2004.

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

          VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (a Development Stage Company)

                           Consolidated Balance Sheet

                                                                         June 30,    December 31,
                                                                          2004           2003
                                                                         ---------    ---------
                                                                        (unaudited)
                                     Assets

Current assets
   Cash ..............................................................   $  12,621    $  20,232
   Accounts receivable ...............................................         605         --
   Prepaid expenses ..................................................         325         --
                                                                         ---------    ---------

Total assets .........................................................   $  13,551    $  20,232
                                                                         =========    =========

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities
   Accounts payable and accrued expenses .............................   $  15,631    $   8,883
                                                                         ---------    ---------
         Total current liabilities ...................................      15,631        8,883
                                                                         ---------    ---------

Commitments and contingencies

Stockholders' equity (deficit)
   Common stock, authorized 100,000,000 shares,
    $.001 par value; 4,360,600 shares issued and outstanding .........       4,361        4,361
   Additional paid-in capital ........................................     110,009      110,009
   Deficit accumulated during the development stage ..................    (116,450)    (103,021)
                                                                         ---------    ---------
         Total stockholders' equity (deficit) ........................      (2,080)      11,349
                                                                         ---------    ---------

Total liabilities and stockholders' equity (deficit) .................   $  13,551    $  20,232
                                                                         =========    =========

          VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (a Development Stage Company)

                 Unaudited Consolidated Statements of Operations

                                                                                                                    For the Period
                                                                                                                   from December 3,
                                                                                                                   1997 (Inception)
                                           For the Three Months Ended             For the Six Months Ended              through
                                        June 30, 2004      June 30, 2003      June 30, 2004       June 30, 2003      June 30, 2004
                                         (unaudited)        (unaudited)        (unaudited)         (unaudited)        (unaudited)

Sales                                   $       10,318     $        8,685     $       13,294      $       12,994     $       64,915

Cost of goods sold                               3,319              2,821              4,273               3,858             20,765
                                        --------------     --------------     --------------      --------------     --------------

Gross profit                                     6,999              5,864              9,021               9,136             44,150
                                        --------------     --------------     --------------      --------------     --------------

Operating expenses
   Website development costs                         -                  -                  -                   -             13,844
   General and administrative
    expenses                                     7,367             13,365             22,496              31,989            142,430
                                        --------------     --------------     --------------      --------------     --------------
     Total operating expenses                    7,367             13,365             22,496              31,989            156,274
                                        --------------     --------------     --------------      --------------     --------------

Loss from operations                              (368)            (7,501)           (13,475)            (22,853)          (112,124)

Interest expense                                    -                  -                  -                   -              (4,747)
Interest income                                     15                 86                 46                 193                421
                                        --------------     --------------     --------------      --------------     --------------

Net loss                                $         (353)    $       (7,415)    $      (13,429)     $      (22,660)    $     (116,450)
                                        ==============     ==============     ==============      ==============     ==============

Earnings (loss) per share - basic
 and diluted                            $       (0.000)    $       (0.002)    $       (0.003)     $       (0.005)
                                        ==============     ==============     ==============      ==============

Weighted average shares outstanding          4,360,600          4,360,600          4,360,600           4,360,600
                                        ==============     ==============     ==============      ==============

          VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (a Development Stage Company)

       Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
     For the Period from December 3, 1997 (Inception) through June 30, 2004

                                                                                               Deficit
                                                                                             Accumulated           Total
                                                                           Additional        During the        Stockholders'
                                                Common Stock                 Paid-In         Development           Equity
                                          Shares            Amount           Capital            Stage            (Deficit)
                                       --------------   --------------    --------------   ---------------    ---------------

Balance - December 3, 1997
  (Inception)                                      -    $           -     $           -    $            -     $            -

Stock issued                                4,360,600            4,361           110,009                -             114,370

Net loss for periods                               -                -                 -            (67,233)           (67,233)
                                       --------------   --------------    --------------   ---------------    ---------------

Balance - December 31, 2002                 4,360,600             4,361          110,009           (67,233)            47,137

Net loss                                           -                -                 -            (35,788)           (35,788)
                                       --------------   --------------    --------------   ---------------    ---------------

Balance - December 31, 2003                 4,360,600             4,361          110,009          (103,021)            11,349

Net loss                                           -                -                 -            (13,429)           (13,429)
                                       --------------   --------------    --------------   ---------------    ---------------

Balance - June 30, 2004                     4,360,600   $        4,361    $      110,009   $      (116,450)   $        (2,080)
                                       ==============   ==============    ==============   ===============    ===============

          VIBRANT HEALTH INTERNATIONAL AND ITS WHOLLY OWNED SUBSIDIARY
                          (a Development Stage Company)

                 Unaudited Consolidated Statements of Cash Flows

                                                                                        For the Period
                                                                                             from
                                                                                          December 3,
                                                               For the Six Months Ended      1997
                                                                        June 30,         (Inception) to
                                                                 ----------------------     June 30,
                                                                    2004         2003        2004
                                                                 ---------    ---------    ---------
                                                                 (unaudited)  (unaudited) (unaudited)
Cash flows from operating activities
   Net loss ..................................................   $ (13,429)   $ (22,660)   $(116,450)
   Adjustments  to  reconcile  net  loss to net  cash  used in operating activities
     Common stock issued for interest expense ................        --           --            750
     Changes in operating assets and liabilities
     Accounts receivable .....................................        (605)        --           (605)
     Prepaid expenses ........................................        (325)        --           (325)
     Accounts payable and accrued expenses ...................       6,748       (3,148)      15,631
                                                                 ---------    ---------    ---------
         Net cash used by operating activities ...............      (7,611)     (19,512)    (100,999)
                                                                 ---------    ---------    ---------

Cash flows from financing activities
   Proceeds from issuance of common stock ....................        --           --        113,620
                                                                 ---------    ---------    ---------
         Net cash provided by financing activities ...........        --           --        113,620
                                                                 ---------    ---------    ---------

Net (decrease) increase in cash ..............................      (7,611)     (19,512)      12,621

Cash, beginning of period ....................................      20,232       49,028         --
                                                                 ---------    ---------    ---------

Cash, end of period ..........................................   $  12,621    $  29,516    $  12,621
                                                                 =========    =========    =========

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

Note 2 - Liquidity and Management's Plans

The Company has incurred  accumulated losses of approximately  $116,000 from the inception of Vibrant Health  International  through June 30, 2004.  These losses and the significant future cash requirements  related to developing the business indicate  substantial  doubt that the Company may be able to continue as a going concern unless additional  capital is obtained or future  profitable  operations are achieved.

During 2002, the Company completed a Form SB-2 Registration  Statement under the
Securities  Act of 1933.  The  offering  was  closed in  October  2002 and total proceeds of $106,400 were released to the Company from escrow. In the opinion of management,  with the resources currently available, the Company will be able to maintain  its  operations  through June 30, 2005.  However,  management  is also considering other options with respect to financing and reorganization.

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

General

We were  incorporated  in Nevada on July 9, 2001. We are a distributor of health and nutritional products. We distribute healthcare products to our customers via orders  generated on our  Internet  addresses,  www.vibranthealthonline.com  and
www.yahoovibranthealth.com.   Our  current   business   operations  and  related
operational  contracts  are being  conducted  by our  wholly  owned  subsidiary,
Vibrant Health, Inc., a Colorado corporation.

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

We are focusing our  marketing  efforts in generating  sales orders  through our
Internet website. We previously had two separate websites. In the second quarter of 2004,  we  consolidated  our Internet  presence  into one website,  but it is accessible  using  each of the two  previously  known  Internet  addresses.  Our
website    can    be     accessed     via     www.vibranthealthonline.com     or
www.yahoovibranthealth.com.

We will accept  ancillary  orders when they are  available  to us by  facsimile, email,  phone calls,  or mail.  However,  our  promotional  materials  generally advocate  and guide the  potential  customer to route orders for our product via
our  website.   Our  website  is  fully  operational,   however,  we  intend  to
continuously update and refine our website.

We do not  manufacture  the products  that we sell.  Instead,  we contract  with health and nutritional product formulators who specialize in supplying products.
Our plan, as order volume increases, will be to out-source our order fulfillment operations so that we can focus on the marketing and sale of our products.

We have a five-year agreement that expires October 2006 with Imagenetix, Inc., a company  located in  southern  California,  to supply us with their  proprietary products. They have experience in packaging and supplying health and nutritional products.  They assist us in choosing a few select  products of theirs that they believe are their highest quality products,  with large potential  markets,  and with profit margins that would warrant our attention.

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

Our website currently list two products for sale. Each is a form of Imagenetix's proprietary product,  Celadrin(R). We market a cream form of Celadrin(R)in a jar and an oral capsules form of this product in a bottle.  We place a label on each product sold identifying the product as either Vibrant Creme or Vibrant Celcaps.
We have no exclusivity with respect to any of these products. In fact, there are several  distributors  that market other private  label forms of these  products through their marketing organizations.

Celadrin(R)is a scientifically  tested  formulated  product developed to provide support  for healthy  joint  function  and  mobility.  Celadrin(R)consists  of a complex of scientifically targeted fatty acid esters.  Celadrin(R)was  subjected to clinical studies. The results of the studies were published in The Journal of
Rheumatology.

Recently  Avon  Products,  Inc. has  commenced  selling a cream  product,  which contains  Celadrin(R).  Avon's product has a sales price, which is substantially lower than our topical cream containing Celadrin(R).  As a result, the extent to which our sales are enhanced by media coverage of the  Celadrin(R)product is now substantially less.

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

Three-Month Periods Ended June 30, 2004 and 2003

The Company had $10,318 in sales for the three month  period ended June 30, 2004 and sales of $8,685 for the same  three-month  period in 2003. Sales were higher in the quarter  ended June 30, 2004 because of recent  publicity  regarding  the
Company's  product.  Cost of goods sold was $3,319  for the  three-month  period ended June 30, 2004 compared to $2,821 for the same period in 2003.  The Company had a gross profit of $6,999 for the three  months ended June 30, 2004  compared to $5,864 for the same period in 2003.

Operating  expenses  for the three month  period ended June 30, 2004 were $7,367 compared to $13,365 for the same period in 2003.  Expenses  consisted of general corporate  administration,  legal  and  professional  expenses,  accounting  and auditing costs,  and in 2003 included wages.  Decreased  expenses for the period ended June 30, 2004 were  primarily  because the officer has suspended his wages until such time as when the company's financial position improves.

As a result of the foregoing  factors,  the Company  realized a net loss of $353 for the three  months  ended June 30, 2004 as compared to net loss of $7,415 for the same period in 2003.

Six-Month Periods Ended June 30, 2004 and 2003

The Company had  $13,294 in sales for the six month  period  ended June 30, 2004 and sales of $12,994 for the same six-month  period in 2003.  Cost of goods sold was $4,273 for the  six-month  period ended June 30, 2004 compared to $3,858 for the same period in 2003.  The  Company had a gross  profit of $9,021 for the six months ended June 30, 2004 compared to $9,136 for the same period in 2003.

Operating  expenses  for the six month  period  ended June 30, 2004 were $22,496 compared to $31,989 for the same period in 2003.  Expenses  consisted of general corporate  administration,  legal and professional  expenses, and accounting and auditing costs,  and in 2003 included wages.  Decreased  expenses for the period ended June 30, 2004 were  primarily  because the officer has suspended his wages until such time as when the company's financial position improves.

As a result of the foregoing factors, the Company realized a net loss of $13,429 for the six months  ended June 30,  2004 as  compared to net loss of $22,660 for the same period in 2003.

Liquidity and Capital Resources

At June 30, 2004, the Company had assets totaling $13,551,  mostly consisting of cash on hand.  Current  liabilities  consisted  of accounts  payable and accrued
expenses  of  $15,631.   The  Company  does  not  have  any  long-term   capital
commitments.

The Company  believes  that its  current  cash needs can be met with the cash on hand and current  operations.  The Company's  initial public  offering closed in
October 2002 and generated proceeds of $106,400. All of these proceeds have been expended as of June 30,  2004.  Should the Company  find it  necessary  to raise additional  capital,  the Company may sell common  stock of the Company or enter into debt financing agreements.

Item 3. Controls and Procedures

Our Chief  Executive  Officer  and Chief  Financial  Officer has  evaluated  the effectiveness  of our disclosure  controls and procedures (as such is defined in
Rules  13a-13(c) and 15d-14(c))  under the  Securities  Exchange Act of 1934, as amended (the "Exchange Act"), as of the period covered by this report.  Based on such  evaluation,  such officers have  concluded  that, as of June 30, 2004, our disclosures  and  procedures are effective in alerting them on a timely basis to
material   information   relating  to  our  Company  (including  our  controlled
subsidiary)  required to be included in our reports filed or submitted under the
Exchange Act.

During the period  covered by this report,  there have not been any  significant changes in our internal controls that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The  Company  filed  an SB-2  Registration  Statement  with the  Securities  and
Exchange  Commission  offering  a minimum  of  350,000  shares  and a maximum of
800,000 shares at $0.25 per share.  The offering  became  effective on August 2,
2002 and closed on October 22,  2002.  The Company  successfully  completed  the offering  of 425,600  shares of common  stock to 44  shareholders  and  received proceeds  of  $106,400.  The  Company  incurred  expenses  included  legal fees, accounting fees,  escrow fees,  filing fees,  printing and transfer agent costs.
The Company  also  repaid  loans and  interest.  All of the  proceeds  have been expended as of June 30, 2004

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K:

No reports on Form 8-K were filed by Vibrant Health International during the three months ended June 30, 2004.

Exhibits:

Exhibit       Title                                                                        Location
Number

31            Certification of the Chief Executive Officer and Chief Financial Officer     Attached
              pursuant to Rule 13a-15(e)/15d-15(e)

32            Certification of the Chief Executive Officer and Chief Financial Officer     Attached
              pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the  requirements of the Securities  Exchange Act of 1934, this Form
10-QSB Report, for the Quarter ended June 30, 2004, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                                                    VIBRANT HEALTH INTERNATIONAL

July 22, 2004                                       By       /s/Thomas H. McAdam
                                                             -------------------
                                                                Thomas H. McAdam
                                                                Chief Executive Officer and
                                                                Chief Financial Officer