Form 10QSB
period 2004-09-30
OPTIGENEX INC.
filed 2005-01-24
CIK 1168776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004


( )     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT


               FOR THE TRANSITION PERIOD _________ TO____________


                        COMMISSION FILE NUMBER: 333-85460


                                 OPTIGENEX INC.
        (Exact name of small business issuer as specified in its charter)



             DELAWARE                                         20-1678933
(State or other jurisdiction of                       (IRS Employer I.D. Number)
incorporation or organization)


    750 LEXINGTON AVENUE 6TH FLOOR                              10022
(Address of principal executive offices)                      (Zip Code)


                  REGISTRANT'S TELEPHONE NUMBER: (212) 905-0189

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

      There were 9,456,140 shares of Common Stock outstanding as of January 20, 2004.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                 OPTIGENEX INC.

                                TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements (Unaudited)

                  Condensed Balance Sheets as of September 30, 2004 and
                  December 31, 2003                                           1

                  Condensed Statements of Operations for the three and
                  nine months ended September 30, 2004 and 2003               2

                  Condensed Statement of Stockholder's Equity for the
                  nine months ended September 30, 2004                        3

                  Condensed Statement of Cash Flows for the nine months
                  ended September 30, 2004 and 2003                           4

                  Notes to Condensed Financial Statements                     5

Item 2.     Management's Discussion and Analysis of Financial Condition      10

Item 3.     Controls and Procedures                                          19

PART II     OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      20

Item 4.     Submission of Matters to a Vote of Security Holders              20

Item 6.     Exhibits                                                         21

SIGNATURES                                                                   22

ITEM 1.  CONDENSED FINANCIAL STATEMENTS - UNAUDITED


                                 OPTIGENEX INC.

                            CONDENSED BALANCE SHEETS


                                                                              SEPTEMBER 30, 2004      DECEMBER 31, 2003
                                                                              ------------------     -------------------
                                                                                 (UNAUDITED)              (AUDITED)
ASSETS

Current assets:
   Cash                                                                     $          1,709,988   $              67,944
   Accounts receivable                                                                    44,933                       -
   Inventories                                                                         2,003,733                 560,151
   Prepaid expenses and other current assets                                              27,642                   8,094
                                                                              ------------------     -------------------

      Total current assets                                                             3,786,296                 636,189

Property and equipment, at cost, net of accumulated depreciation
  of $ 24,958 and $ 6,267, respectively                                                  158,503                  48,351
Intangible assets, net                                                                 5,524,745               5,748,700
Other assets                                                                              38,919                       -
                                                                              ------------------     -------------------

TOTAL ASSETS                                                                $          9,508,463   $           6,433,240
                                                                              ==================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                    $            575,040   $             455,762
   Notes payable                                                                          47,179                 266,551
   Loans payable - stockholders                                                                -                  15,000
                                                                              ------------------     -------------------

      Total current liabilities                                                          622,219                 737,313

Stockholders' equity:
   Preferred stock - $0.001 par value; 5,000,000 shares authorized, none issued
   Common stock - $0.001 par value; 100,000,000 shares authorized,
      9,219,473 and 6,488,750 issued and outstanding, respectively                         9,220                   6,489
   Additional paid-in capital                                                         14,188,037               8,467,761
   Accumulated deficit                                                               (5,311,013)             (2,778,323)
                                                                              ------------------     -------------------
      Total stockholders' equity                                                       8,886,244               5,695,927
                                                                              ------------------     -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $          9,508,463   $           6,433,240
                                                                              ==================     ===================

See notes to condensed financial statements                                    1

                                 OPTIGENEX INC.

                 CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,

                                                       2004                2003                 2004                2003
                                                 -----------------    ----------------    -----------------    ----------------
Net sales                                              $    83,551           $       -          $   250,017           $       -

Cost of sales                                               48,490                   -              105,012                   -
                                                 -----------------    ----------------    -----------------    ----------------

Gross profit                                                35,061                   -              145,005                   -

Selling, general and administrative                      1,681,256             918,858            2,677,695           1,664,980
                                                 -----------------    ----------------    -----------------    ----------------

Net loss                                             $ (1,646,195)        $  (918,858)        $ (2,532,690)       $ (1,664,980)
                                                 =================    ================    =================    ================

Net loss per common share - basic and diluted          $    (0.18)         $    (0.19)          $    (0.33)         $    (0.44)
                                                 =================    ================    =================    ================
Weighted average number of common
   shares outstanding - basic and diluted                8,980,125           4,846,902            7,675,129           3,818,370
                                                 =================    ================    =================    ================


See notes to condensed financial statements                                    2

                                 OPTIGENEX INC.

       CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

                                                              COMMON STOCK         ADDITIONAL
                                                        -------------------------   PAID-IN      ACCUMULATED
                                                           SHARES       AMOUNT       CAPITAL        DEFICIT         TOTAL
                                                        -----------   ----------   ----------    -----------     ----------
BALANCE - DECEMBER 31, 2003                               6,488,750   $    6,489   $ 8,467,761   $ (2,778,323)   $5,695,927

Issuance of common stock for cash                         2,165,838        2,166     5,720,841               -    5,723,007

Issuance of common stock in connection
   with the reverse merger                                  564,885          565         (565)               -            -


Net loss                                                         -             -             -     (2,532,690)   (2,532,690)
                                                        -----------   ----------   -----------   -------------   ----------

BALANCE - SEPTEMBER 30, 2004                              9,219,473   $    9,220   $14,188,037   $ (5,311,013)   $8,886,244
                                                        ===========   ==========  ===========    ============   ==========


See notes to condensed financial statements                                    3

                                 OPTIGENEX INC.

                 CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                     NINE MONTHS ENDED
                                                                -----------------------------
                                                                       SEPTEMBER 30,
                                                                   2004            2003
                                                                ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $ (2,532,690)   $ (1,664,980)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation                                                  18,691
        Amortization of intangibles                                  300,406
        Stock-based compensation                                                     576,750
   Changes in operating assets and liabilities,
      excluding the effects of acquisitions:
      Increase in accounts receivable                                (44,933)           (996)
      Increase in inventories                                     (1,443,582)       (252,504)
      (Increase) decrease in prepaid expenses and
         other current assets                                        (19,548)       108,250
      Increase in other assets                                       (38,919)         (5,669)
      Increase in accounts payable and
             accrued expenses                                        119,278        146,296
                                                                ------------    ------------
           Net cash used in operating activities                  (3,641,297)     (1,092,853)
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Patent costs                                                      (76,451)        (24,518)

   Purchases of property and equipment                              (128,843)        (27,443)
                                                                ------------    -------------

           Net cash used in investing activities                    (205,294)        (51,961)
                                                                ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock                      5,723,007       1,478,250
   Increase in (repayment of) loans from stockholders                (15,000)         95,000

   Payments on notes payable                                        (219,372)        (47,832)
                                                                ------------    -------------

           Net cash provided by financing activities               5,488,635       1,525,418
                                                                ------------    -------------

NET INCREASE IN CASH                                               1,642,044         380,604

CASH - BEGINNING OF PERIOD                                            67,944               -
                                                                       ------              -
CASH - END OF PERIOD                                            $  1,709,988    $    380,604
                                                                ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Issuance of common stock and options for services                               $    576,750
Issuance of common stock and options for acquisitions                           $  2,800,000
Notes payable issued for acquisitions                                           $    173,080

See notes to condensed financial statements.                                   4

OPTIGENEX INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements of Optigenex Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of
Item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Accordingly, the unaudited condensed interim financial statements for the nine-month periods ended September 30, 2004 and 2003 include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results of operations expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2003 and for the year then ended and the notes thereto included in the Company's Form 8-K/A filed with the Securities and Exchange Commission on October 13, 2004.

The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

The estimated fair value of the notes payable and loans payable - stockholders approximates the carrying amount due to the short-term nature of the instruments.

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements that include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time of shipment.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

NOTE 2.  RECENTLEY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). As the Company is a small business issuer, this standard becomes effective on January 1, 2006. The impact cannot be determined at this time.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3.  INVENTORIES

Inventories consist of the following:

                                            December 31,      September 30,
                                                2003               2004
                                         ----------------    ----------------
               Raw materials                  $   71,690      $    1,380,295
               Work-in-process                         -             202,500
               Finished goods                    488,461             420,938
                                         ----------------    ----------------
                                              $  560,151      $     2,003,733
                                         ================    ================


NOTE 4.  LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, consisting of options and warrants outstanding are shown in the table below. These amounts have not been included in the computation of diluted loss per share, as the effect would be antidilutive.

      Three month period ended                  Nine month period ended
            September 30,                            September 30,
--------------------------------------    ------------------------------------
      2004                 2003                2004                2003
------------------    ----------------    ----------------    ----------------
    1,430,334             90,000             2,243,563            556,895
==================    ================    ================    ================

NOTE 5.  MERGER WITH VIBRANT HEALTH INTERNATIONAL

Pursuant to the terms of an Asset Purchase Agreement ("Purchase Agreement") dated July 30, 2004 by and among Optigenex Inc. ("Old Optigenex"), Vibrant Health International ("Vibrant"), Optigenex Acquisition Corp. ("Acquisition Sub"), a wholly owned subsidiary of Vibrant, and Thomas McAdam, who, prior to the consummation of the Purchase Agreement, was a principal shareholder and the sole officer and director of Vibrant, Acquisition Sub acquired substantially all of the assets of Old Optigenex (the "Acquisition") in exchange for (i) Vibrant issuing Old Optigenex 8,621,255 shares (the number of outstanding shares of Old Optigenex as of July 30, 2004) of Vibrant's common stock ("Vibrant Shares"), which represented approximately 94% of Vibrant's common stock outstanding immediately after the Acquisition, and (ii) the assumption by Acquisition Sub of all of the debts, obligations, duties and liabilities of Old Optigenex and its business ("Optigenex Liabilities").

OPTIGENEX INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED


In addition, Vibrant issued Old Optigenex 681,895 options ("Substitute Options") and 111,668 warrants ("Substitute Warrants") to purchase Vibrant common stock. The number of Substitute Options and Substitute Warrants were equal to the number of Old Optigenex options and warrants that were issued and outstanding at the time of the Acquisition. The Substitute Options and Substitute Warrants had the same exercise price and the same terms as the Old Optigenex options and warrants.

After the Acquisition, Old Optigenex liquidated, thereby distributing the Vibrant Shares, the Substitute Options and Substitute Warrants to the shareholders, option holders and warrant holders of Old Optigenex. In addition, Vibrant, a Nevada corporation, merged (the "Merger") with and into its wholly owned subsidiary Optigenex Merger Inc., a Delaware corporation, with Optigenex Merger Inc. being the surviving corporation. Pursuant to the Merger, Vibrant then changed its name to Optigenex Inc.

For accounting purposes, this transaction was accounted for as a reverse merger, with Old Optigenex as the accounting acquirer. Accordingly, proforma information is not presented.

NOTE 6.  ACQUISITIONS

On April 4, 2003, the Company acquired certain assets of the Giampapa Institute for Anti-Aging Medical Therapy and Optigene-X, LLC (collectively "Giampapa"). The acquisition provided the Company with an exclusive license to certain patents that it uses in its business.

The purchase price amounted to $2,973,080, consisting of 1,400,000 shares of common stock valued at $2,800,000 and the issuance of a note payable of $173,080 to an individual for the release of his license agreement to utilize the patents. The value of the common stock issued in connection with the transaction was $2.00 per share, which was based on sales of common stock in close proximity to the transaction, to unrelated parties.

The purchase price was allocated to the patents and patents pending that are the subject of the exclusive license agreement. These patents and patents pending have a weighted average useful life of 11 years.

On November 6, 2003, the Company acquired certain assets and assumed certain liabilities of CampaMed LLC ("CampaMed"). The acquisition provided the Company with certain patents that it uses in its business.

The purchase price amounted to $2,891,012, consisting of 1,156,250 shares of common stock valued at $2,312,500, the issuance of a note payable of $150,000 and the assumption of liabilities totaling $128,512. The value of the common stock issued in connection with the transaction was $2.00 per share, which was based on sales of common stock in close proximity to the transaction, to unrelated parties. In addition, the Company issued options to purchase 150,000 shares of its common stock at an exercise price of $0.001 which were valued at $300,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the CampaMed acquisition. Such fair values were determined based on estimates.

        Property and equipment                     $     25,000
        Intangible assets                             2,866,012
                                                   -------------
        Total assets acquired                         2,891,012
        Current liabilities assumed                   (128,512)
        Notes payable                                 (150,000)
                                                   -------------
        Net assets acquired                        $  2,612,500
                                                   =============

Of the $2,866,012 of acquired intangible assets, $251,634 was assigned to registered trademarks, trade names and copyrights, and $2,614,378 was assigned to patents and patents pending which have weighted average useful lives of approximately 12 and 10 years, respectively.

OPTIGENEX INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED


Additionally, the Company is required to make additional payments to the seller based on a percentage of sales from certain products, as defined in the agreement. The payments are conditional upon sales and will not exceed $500,000. Payments of this contingent purchase price will be recorded as additional costs of the acquisition as incurred. For the nine months ended September 30, 2004, the Company paid a total of $41,309 in royalties in connection with this agreement.

 The following summarized proforma statement of income (unaudited) for the nine months ended September 30, 2003, assumes that the acquisitions described above occurred at January 1, 2003:

        Net sales                                         $         -
        Net loss                                           (1,965,386)
        Net loss per common share - basic and diluted     $     (0.51)


NOTE 7.  STOCKHOLDERS' EQUITY

Effective January 15, 2003, the Company's Board of Directors approved a 5-for-4 stock split, whereby the number of shares of outstanding common stock was increased from 2,000,000 to 2,500,000. All per share amounts have been restated to retroactively reflect the stock split. During 2003, the Company sold and issued 1,000,000 shares of common stock at $2.00 per share.

During 2003, the Company issued 284,895 options to consultants for services performed. These options consist of 30,000 options exercisable at $1.00 per share and 254,895 options exercisable at $2.00 per share. The options vested immediately and are exercisable for a period of five years from the date of the respective grants. The value of the options aggregating $121,750 has been included in selling, general and administrative expenses for the year ended December 31, 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the year ended December 31, 2003: expected volatility of 0%; risk-free interest rate of 5%; expected lives of 5 years; and no expected dividends.

The Company completed private placements of its common stock from January through September 2004 whereby 2,165,838 shares were issued for net proceeds of $5,723,007. The Company incurred $562,005 of commissions and legal fees related to these private placements, including $96,700 in commissions to Sands Brothers & Co., Ltd., an investment banking firm. The Chairman of the Company was the Vice Chairman of Sands Brothers & Co., Ltd. at the time of the private placement. In connection with the private placements, the Company issued warrants to purchase 111,668 shares of its common stock to its investment bankers and agents, including warrants to purchase 30,500 shares of common stock to Sands Brothers & Co., Ltd. Each warrant allows the holder to purchase one share of common stock at a price of $3.30 per share and is exercisable for a period of five years from the respective date of grant.

In December 2004 the company sold 236,667 shares for net proceeds of $710,000 in a private placement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

NOTE 8.  STOCK OPTION PLAN

In July 2004, the Board of Directors of the Company adopted the 2004 Stock Incentive Plan, pursuant to which 5,000,000 shares of common stock have been reserved for issuance. The plan provides for grants of incentive stock options, non-qualified stock options and shares of common stock to employees, non-employee directors and others. In the case of an incentive stock option, the exercise price cannot be less than the fair market value of the Company's common stock on the date of grant. Vesting schedules for options and stock awards and certain other conditions are to be determined by the Board of Directors or a committee appointed by the Board of Directors. During August 2004, options to purchase 1,450,000 shares of common stock with an exercise price of $3.00 per share were granted under this plan. In October 2004, the Company issued options to purchase an aggregate of 1,000,000 shares of common stock to various employees and consultants. Of this amount, options to purchase 16,000 shares of common stock at an exercise price of $0.01 were granted to a consultant. The remaining options were granted at an exercise price of $3.00. All of the options vested immediately.

OPTIGENEX INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

In accordance with the provisions of SFAS No. 123, the Company has elected to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, is presenting the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net loss and net loss per share would approximate the pro forma amounts shown in the following table:


                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                                       2004                2003               2004                2003
                                                  -------------       ------------       -------------      -------------
Reported net loss                                 $ (1,646,195)       $  (918,858)       $ (2,532,690)      $ (1,664,980)

Deduct: total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net
   of related tax effects                             (434,529)                  -           (434,529)                  -
                                                  -------------       ------------       -------------       ------------
Proforma net loss                                 $ (2,080,724)       $  (918,858)       $ (2,967,219)       $(1,664,980)

Reported net loss per share - basic and
diluted                                             $    (0.18)       $     (0.19)       $      (0.33)       $     (0.44)

Proforma net loss per share - basic and
diluted                                             $    (0.23)       $     (0.19)       $      (0.39)       $     (0.44)


NOTE 9.  RELATED PARTY TRANSACTIONS

The following are related party transactions:

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         2004               2003
                                                                     -----------         -----------
Product sales to a 5% stockholder                                    $    68,000         $         -

Product sales to a company whose significant
stockholder is also a 5% stockholder of the Company                  $    51,000         $         -

Consulting fees paid to a 5% stockholder                             $    38,332         $    77,000

Commissions to an investment bank whose former
Vice Chairman is the Chairman of the Company                         $   136,700         $         -

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Condensed Financial Statements and related notes thereto of the Company included elsewhere in this Form 10-QSB.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB constitute forward-looking statements for purposes of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated", "estimates", "plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, without limitation, our limited operating history; our history of losses; our need for additional financing; that our research and development efforts may exceed our budgets and estimated time frames; that Uncaria tomentosa, a key ingredient in our product, is grown and harvested only in specific areas of South America and processed at a single facility located in Brazil; that the success of our business plan depends upon the support of the healthcare community and our acceptance by consumers; that we are not likely to receive favorable terms on our acquisition of raw materials until our sales increase; that our products may not be safe even when used as directed; that we rely on suppliers and independent contractors for product production and order fulfillment services; that our operations are subject to government regulation; that the manufacture and sale of our products may result in product liability claims and our insurance may not be adequate to cover any successful claims; that we may not be able to manage our growth effectively; that we could lose key employees; that we may not be able to adequately protect our intellectual property rights and may infringe on the intellectual property of others; that our founders have effective control of the Company; that we may be unable to obtain listing of our common stock; and that we are authorized to issue blank check preferred stock. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

RECENT DEVELOPMENTS

Pursuant to the terms of an Asset Purchase Agreement ("Purchase Agreement") dated July 30, 2004 by and among Optigenex Inc. ("Old Optigenex"), Vibrant Health International ("Vibrant"), Optigenex Acquisition Corp. ("Acquisition Sub"), a wholly owned subsidiary of Vibrant, and Thomas McAdam, who, prior to the consummation of the Purchase Agreement, was a principal shareholder and the sole officer and director of Vibrant, Acquisition Sub acquired substantially all of the assets of Old Optigenex (the "Acquisition") in exchange for (i) Vibrant issuing Old Optigenex 8,621,255 shares (the number of outstanding shares of Old Optigenex as of July 30, 2004) of Vibrant's common stock ("Vibrant Shares"), which represented approximately 94% of Vibrant's common stock outstanding immediately after the Acquisition, and (ii) the assumption by Acquisition Sub of all of the debts, obligations, duties and liabilities of Old Optigenex and its business ("Optigenex Liabilities"). In addition, Vibrant issued Old Optigenex 681,895 options ("Substitute Options") and 111,668 warrants ("Substitute Warrants") to purchase Vibrant common stock. The number of Substitute Options and Substitute Warrants were equal to the number of Old Optigenex options and warrants that were issued and outstanding at the time of the Acquisition. The Substitute Options and Substitute Warrants had the same exercise price and the same terms as the Old Optigenex options and warrants.

After the Acquisition, Old Optigenex liquidated, thereby distributing the Vibrant Shares, the Substitute Options and Substitute Warrants to the shareholders, option holders and warrant holders of Old Optigenex. In addition, Vibrant, a Nevada corporation, merged (the "Merger") with and into its wholly owned subsidiary Optigenex Merger Inc., a Delaware corporation, with Optigenex Merger Inc. being the surviving corporation. Pursuant to the Merger, Vibrant then changed its name to Optigenex Inc. ("Optigenex", "Company", "we", "our", "us").

This Acquisition has been accounted for as a reverse merger, with Optigenex as the accounting acquirer.

DESCRIPTION OF THE COMPANY'S BUSINESS

Optigenex is an applied DNA Sciences Company which has developed and patented a unique technology platform that is structured to capitalize on, and exploit, the properties of its patented product known as AC-11(TM) within the wellness, age intervention, personal care markets and in clinically relevant disease states. We have initiated operations in three distinct lines of business:

     o Retail Sales - AC-11(TM), a nutritional supplement derived from a standardized extract of Uncaria tomentosa will be marketed directly to consumers in compliance with the Dietary Supplement Health and Education Act.

     o Licensing and Bulk Sales - AC-11(TM) as a bulk ingredient will be marketed to appropriate channel partners in the supplement, cosmetic, personal care and fitness industry segments.

     o Biopharmaceutical Development - A development stage initiative is focused on the clinical development and ultimate commercialization of treatments for diseases such as Crohn's Disease, Irritable Bowel Syndrome, certain leukemias, squamous cell carcinoma and skin disorders.

AC-11(TM) is a compound derived from the plant, Uncaria tomentosa which is indigenous to the Amazon rainforest and other tropical areas of South and Central America. AC-11(TM) is an aqueous hot water extract standardized to an 8% carboxyl alkyl ester concentration. It is prepared using a patented process owned by the Company and produced by the Centroflora Group of Sao Paulo, Brazil, which delivers a standardized, water soluble extract. Production is achieved in a state-of-the-art facility with ISO 9002 certification utilizing specialized manufacturing equipment that we own. We also own or have exclusive license rights to 12 patents covering, in addition to the manufacturing process, methods of use, composition and treatment patents.

In in-vitro studies and clinical trials, AC-11(TM) has demonstrated activity in the following areas: DNA repair; autoimmune enhancement; anti-inflammatory; and anti-tumor. It is these attributes that define the product's utility and applicability in discreet markets and disease states and which serves as the basis for our business model.

RETAIL SALES

We are utilizing our patented products, scientific research and strategic marketing and distribution to achieve market penetration in the nutritional supplement segment. The premise under which we intend to establish our franchise is AC-11(TM)'s capacity to enhance the body's natural ability to decrease DNA damage and to increase its DNA repair capacity.

DNA is the body's "blue print" of life. The National Institutes of Health (NIH) have chronicled the relationship between DNA damage and the onset of a number of diseases and of premature aging. Among the known causes of DNA damage are pollution and hydrocarbons, ultraviolet rays (exposure to sunlight), environmental toxins, oxidative stress and lifestyle choices (smoking, alcohol, excessive and strenuous exercise). Our product line currently includes Activar(TM) AC-11(TM) and Activar(TM) Age Manager(TM) (AC-11(TM), with vitamins and minerals). The focus of our marketing platform is the enhancement of the body's ability to repair its damaged DNA and to support the body's natural defenses against the negative effects of aging.

We utilize a direct to consumer sales and marketing distribution model. This model is designed to maximize the reach and frequency of the message/branding strategy while maintaining cost efficiencies and resource optimization. We initially intend to develop and utilize three principal marketing channels:
Direct Response TV and the Internet.

DIRECT RESPONSE TV

Focus group research will define and refine the AC-11(TM) message strategy. This research will provide the basis under which TV commercials will be produced. We intend to purchase commercial time on demographically targeted programming on both national broadcast and cable TV outlets.

INTERNET

In October 2004, we entered into an agreement with iVillage, one of the nation's leading health information portals. Under the agreement, our product Activar(TM) AC-11(TM), will be promoted via iVillages' health and beauty, fitness, skin care and anti-aging channels which are estimated to reach 15% of the nation's female population on a weekly basis. We have agreed to a revenue sharing arrangement with iVillage for product sold pursuant to the agreement.

OTHER CHANNELS

We plan to seek other channels of distribution through wholesalers, health food stores, drug stores, supermarkets and retail mass merchandisers.

LICENSING AND BULK SALES

We intend to create revenues from licensing and selling AC-11(TM) as a bulk ingredient to strategic partners in the cosmeceutical, personal care, skin care, hair care, and fitness beverage industries. Strategically and scientifically, AC-11(TM)'s DNA repair and anti-inflammatory properties provide the platform for our entry into these markets. We intend to pursue licensing agreements in both targeted domestic and international markets.

BIOPHARMACEUTICAL DEVELOPMENT

We intend to pursue, on a limited basis, a biopharmaceutical development initiative. Prompted by our understanding of the mechanism of action exhibited by AC-11(TM), clinical trials have been undertaken to confirm or refute hypothesized activity in several disease states. Specifically the DNA repair, anti-inflammatory, immune response modulation, and anti-tumor mechanisms may correlate for beneficial findings in Crohn's Disease and select cancers. In-vitro and in-vivo tests have suggested promising levels of activity in Crohn's Disease, Squamous cell carcinoma and T-Cell leukemias.

We will continue our efforts in these areas with the objective of compiling a portfolio of clinical evidence. We intend to support and fund research at academic and other institutions in targeted areas. The cost of late stage clinical trials and product commercialization will be a function of strategic partnering and licensing arrangements with biotech or pharmaceutical companies. We currently do not intend to embark on full Phase I or Phase II trials and do not intend to file Investigational New Drug Applications with the FDA.

GOVERNMENT REGULATION

In the United States, the manufacturing, processing, formulation, packaging, labeling, advertising and sale of dietary supplements are regulated primarily by the Federal Food, Drug and Cosmetic Act, as amended, among others, by the Dietary Supplemental Health and Education Act ("DSHEA") and by various federal agencies, including the Food & Drug Agency (the "FDA") and the U.S. Federal Trade Commission (the "FTC") and, to a lesser extent, the Consumer Product Safety Commission and the United States Department of Agriculture. Our activities may also be subject to regulation by various governmental agencies for the states and localities in which the our products are manufactured, distributed or sold, and may be regulated by governmental agencies in certain countries outside the United States in which our products may be distributed and sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims that refer to a product's ability to treat or prevent disease or other adverse health conditions.

The DSHEA (i) defines dietary supplements, (ii) permits "structure/function" statements under certain conditions and (iii) permits, under certain conditions, the use of published literature in connection with the sale of herbal products. Dietary supplements do not require approval by the FDA prior to marketing but are nevertheless subject to various regulatory requirements concerning their composition, permissible claims (including substantiation of any claims), manufacturing procedures and other elements. DSHEA prohibits marketing dietary supplements through claims for, or with intended uses in, the treatment or prevention of diseases. There can be no assurance that our supplement products can be identified and differentiated from competing products sufficiently enough on the basis of permissible claims regarding composition to compete successfully.

Compliance with applicable FDA and any state or local statutes is critical. Although we believe that we are in compliance with applicable statutes, there can be no assurance that, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations, that we would be able to comply with these new guidelines. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These regulations could, however, require the reformation of certain products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation.

Federal agencies have a variety of available remedies, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure and imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority, as well as the authority to prohibit or restrict the manufacture or sale of products within their jurisdiction. There can be no assurance that the regulatory environment in which we operate and intend to operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on our business, financial condition or results of operations. In addition, we may incur significant costs in complying with government regulations, defending claims of non-compliance or both. Moreover, there can be no assurance that new legislation or regulation, including changes to existing laws or regulations, will not materially adversely affect our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

TRADEMARKS

We own various trademarks, both registered and pending including:

               SERIAL NUMBER     REG. NUMBER            WORD MARK
               76440170          2771211                TIME MACHINE
               76525015          PENDING                AGE MANAGER
               76524968          PENDING                AC-11
               76523660          PENDING                AGE MANAGER PRO
               76522424          PENDING                ACTIVAR
               76439683          2707026                OPTIGENE-X
               76439022          2790604                XTEND
               76364999          2635190                OPTIGENE
               76370272          PENDING                NICOMED
               75142017          2189764                C-MED

PATENTS

Our core intellectual property lies in three U.S. patents issued for the extraction process of Uncaria tomentosa: US6039949: method of preparation and composition of a water soluble extract of the plant species Uncaria; US6238675: method of preparation and composition of a water soluble extract of the plant species Uncaria for enhancing immune, anti-inflammatory and anti-tumor processes of warm blooded animals; and US6361805: method of preparation and composition of a water soluble extract of the plant species Uncaria for enhancing immune, anti-inflammatory, anti-tumor and DNA repair processes of warm blooded animals. There are corresponding international patent filings for these patents.

We own or have an exclusive license for the following issued US patents:

----------------------------------------------------------------------------------------------------
PUBLICATION     TITLE                                                                  PUB. DATE
----------------------------------------------------------------------------------------------------
US5201728       Subcutaneous implantable multiple-agent delivery system.               1993-04-13*
----------------------------------------------------------------------------------------------------
US5326568       Method of tissue specific delivery.                                    1994-07-05*
----------------------------------------------------------------------------------------------------
US5391164       Subcutaneous implantable multiple-agent delivery system.               1995-02-21*
----------------------------------------------------------------------------------------------------
US5443508       Subcutaneous implantable multiple-agent delivery system.               1995-08-22*
----------------------------------------------------------------------------------------------------
US5494677       Tissue-specific implantable therapeutic agent delivery system.         1996-02-27*
----------------------------------------------------------------------------------------------------
US5580569       Article for tissue-specific delivery of therapeutic agents.            1996-12-03*
----------------------------------------------------------------------------------------------------
US5895652       Method of metabolic adjuvanation and cellular repair                   1999-04-20*
----------------------------------------------------------------------------------------------------
US6238675       Method of preparation and composition of a water                       2001-05-29
                soluble extract of the 2001-05-29 plant species
                Uncaria for enhancing immune, anti-inflammatory and
                anti-tumor processes of warm blooded animals
----------------------------------------------------------------------------------------------------
US6361805       Method of preparation and composition of a water                       2002-03-36
                soluble extract of the 2002-03-26 plant species
                Uncaria for enhancing immune, anti-inflammatory and
                anti-tumor processes of warm blooded animals
----------------------------------------------------------------------------------------------------
US6039949       Method of preparation and composition of a water soluble extract       2000-03-21
                of the plant species Uncaria
----------------------------------------------------------------------------------------------------
US6020351       Carotenoid-nicotinamide-zinc compositions and methods of treatment     2000-02-01
                using same
----------------------------------------------------------------------------------------------------
US5925571       Method of testing immune competency                                    1999-07-20
----------------------------------------------------------------------------------------------------

* Licensed by the Company from Dr. Vincent C. Giampapa pursuant to an exclusive license agreement.

We have also applied for, and will continue to apply for, what we believe to be appropriate foreign patents.

TRADE SECRETS AND PROPRIETARY TECHNOLOGY

We own proprietary equipment located at the facilities of Centraflora in Bocacatu Brazil. We believe that this is the only equipment worldwide capable of producing the proprietary extract of Uncaria tomentosa utilized in our products.

COMPETITION

In considering our competitive position, we distinguish between our licensing business, our nutritional supplement products business and our potential biopharmaceutical product business. The nutritional supplement industry is large and intensely competitive. We compete directly with companies that manufacture and market nutritional products in each of its product lines, including companies such as Twin Labs Corporation, Weider Nutrition International, Inc., IVC Industries, and Perrigo Company. Most of our competitors in the nutritional supplements market have longer operating histories, greater name recognition and financial resources. In addition, nutritional supplements can be purchased in a wide variety of distribution channels. While we believe that consumers appreciate the convenience of ordering products from home through the internet or from infomercials, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. Our offerings in each product category are also relatively small compared to the wide variety of products offered by many other nutritional product companies.

The biopharmaceutical product development area is a rapidly evolving industry. Competition from other pharmaceutical companies, biotechnology companies and other research and academic institutions is intense and expected to increase. Many of these companies have substantially greater financial and other resources and development capabilities than us and have substantially greater experience in undertaking pre-clinical and clinical testing of products. There can be no assurance that we can develop products that are more effective or achieve greater market acceptance than competitive products, or that our competition will not succeed in developing products and technologies that are more effective than those being developed by us which would render our products or technologies less competitive or obsolete.

RESEARCH AND DEVELOPMENT

From time to time, we have provided funding to academic and other institutions for pre-clinical and clinical studies to evaluate the efficacy and mechanisms of action of AC-11(TM), and we may continue to do so in the future. We may also supply AC-11(TM) for use in studies for which we provide no funding. We believe that positive results from these studies, whether or not funded by us, provide benefits to us by furthering the acceptance of AC-11(TM). We intend to make presentations at various meetings to gain acceptance of AC-11(TM). With successful research outcomes, we plan to publicize these findings to reposition our products and increase the demand for AC-11(TM). We anticipate successful research studies will strengthen our chances of obtaining developmental funding from pharmaceutical or other strategic partners for further pre-clinical and clinical trials.

MANAGEMENT

OFFICERS AND DIRECTORS

WILLIAM WALTERS - Mr. Walters was appointed Chairman of our Board of Directors on July 30, 2004. Mr. Walters was previously the Chairman of the Board of Optigenex Inc. ("Old Optigenex") from July 2002 until July 30, 2004, the date on which Vibrant Health International acquired the assets of Old Optigenex. From November 2001 until October 2004, Mr. Walters served as Vice-Chairman at Sands Brothers & Co. Ltd a New York based investment banking group. Mr. Walters is currently employed by Sands Brothers International. Mr. Walters founded Whale Securities in 1984 and served as its chairman until 2001. He holds a BSE in economics from The Wharton School at the University of Pennsylvania.

RICHARD S. SERBIN - Mr. Serbin was appointed as Chief Executive and a Director of our Company on July 30, 2004. Mr. Serbin was previously the Chief Executive Officer and a Director of Old Optigenex from July 2002 until July 30, 2004, the date on which Vibrant Health International acquired the assets of Old Optigenex. Mr. Serbin began his career at Schering-Plough Corporation, where he worked in the patent department and represented the domestic operating division. Subsequently, he worked at Revlon Corporation, as its Chief Food, Drug and Cosmetic Counsel. After Revlon, he joined Johnson & Johnson where he was Vice President of Corporate Development and a member of the Board of Directors of Ortho Pharmaceutical Corporation, as well as the Board's eight domestic and international subsidiaries. Mr. Serbin has a BS and a B.Pharmacy from Rutgers University and Rutgers University College of Pharmacy. Mr. Serbin also received a Juris Doctor degree from Seton Hall Law School and a Masters in Law from New York University Graduate School of Law.

ANTHONY A. BONELLI - Mr. Bonelli became our President on August 20, 2004.
Prior to joining our Company, Mr. Bonelli was President of Anthony Bonelli Associates, Inc. Mr. Bonelli has over 25 years of diversified healthcare industry experience a number of which have been spent at the President/Chief Operating Officer level. Most recently, Mr. Bonelli has been a senior level consultant to major pharmaceutical, biotech, managed care and investment banking firms. Until early 1999, he was Chief Operating Officer of Vita Quest International, Inc., a leading manufacturer of vitamins and nutritional supplements, and President of its Garden State Nutritionals and Windmill Consumer Products Divisions. From 1995 - 1998 he was President and Chief Operating Officer of Neuman Health Services Inc., a $2.5 billion diversified healthcare provider (distributor, PBM, software, retail chain pharmacy, professional pharmacy services). From 1993-late 1994, he was President and Chief Operating Officer of Copley Pharmaceuticals, a major international generic drug manufacturer. Mr. Bonelli is a graduate of Harvard University with a Bachelor of Science degree in Biological Sciences. Mr. Bonelli has an MBA in Marketing/Financing from Rutgers University Graduate School of Business and a JD from the University of San Francisco School of Law.

JOSEPH W. MCSHERRY - Mr. McSherry was appointed as Chief Financial Officer of our Company on July 30, 2004. Mr. McSherry was previously the Chief Financial Officer of Optigenex Inc. from June 15, 2004 until July 30, 2004, the date on which Vibrant Health International acquired the assets of Old Optigenex. Prior to joining our Company, Mr. McSherry held positions as President, Chief Operating Officer and Chief Financial Officer of BlueStone Capital Corp. and Watson Securities Corp. from 1994 to June 2004. Prior to joining BlueStone Capital, Mr. McSherry was Chief Financial Officer for Asset Growth Partners, an investment and merchant banking group. He was responsible for merger and acquisition activity, debt financing, and secondary financing for this public company, and was extensively involved in the bank's strategic planning and management. He is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants, a member of the National Investor Relations Institute and a member of the National Society of Compliance Professionals.

KENJI KITATANI, PH.D. - Dr. Kitatani was appointed as a Director of our Company on October 1, 2004. On May 1, 2004 Dr. Kitatani became an Executive Advisor for Sony Corporation of Tokyo. From May 2001 until April 30, 2004, Dr. Kitatani served as Executive Vice President, Business Planning, of Sony Corporation of America ("SCA"). In this position, he helped develop, expand and coordinate the business relationships for SCA's operating units, including Sony Electronics Inc., Sony Music Entertainment Inc., Sony Pictures Entertainment and Sony Corporation. He held the additional title of Group Executive Officer, Sony Corporation. Dr. Kitatani joined Sony Corporation in October 1999 as Executive Strategist, Media Content, Broadcasting and Communications. Dr. Kitatani has maintained his own consulting company, Communications Policy and Management Corp. ("CPM") in New York since 1987. Dr. Kitatani holds an M.A. and Ph.D. in Communications Policy, Law and Management from the University of Wisconsin (Madison).

JAMES FAVIA - Mr. Favia was appointed as a Director of our Company on October 1, 2004. He has had an extensive career in the financial industry, extending from equity analysis to institutional money management to venture capitalist. As an equity analyst he covered the chemical, healthcare and pharmaceutical industries while employed by the Trust Department of Chemical Bank and, later, with Kuhn, Loeb & Company. At Kuhn, Loeb & Company, Mr. Favia was Head of Research and a Partner. At Chemical Bank, Mr. Favia was Head of Research and responsible for managing twenty equity analysts. Mr. Favia was also responsible for the management of institutional portfolios including the Chemical Bank Profit Sharing Plan and a Special Fund that invested in technology and healthcare companies with a market capitalization of at least $100 million; the Special Fund increased money under management from $30 million to $400 million over a period of several years due to appreciation of the portfolio investments. The institutional money managed operation was subsequently spun off as a wholly owned subsidiary of Chemical Bank under the name Favia, Hill with $9 billion under management, of which Mr. Favia was President. Mr. Favia has been a principal and consultant to various venture capital and brokerage firms and has also served on several Boards of Directors. He has also served as a vice President and Treasurer of The New York Society of Securities Analysts and is a Chartered Financial Analyst.

MICHAEL MULLARKEY - was appointed as a Director of our Company on October 1, 2004. Since November 2001, he has been the Chairman of the Board of Directors of Workstream Inc., a company that offers software and services that address the needs of companies to recruit, train, evaluate, motivate and retain their employees and has been Workstream's Chief Executive Officer since April 2001. In April 2003, Mr. Mullarkey assumed the responsibilities of President of Workstream, a position in which he previously served from April 2001 until November 2001. From January 2001 to April 2001, Mr. Mullarkey was a major investor in Paula Allen Holdings, Inc., a full service outplacement firm in the United States, which Workstream acquired in April 2001. From January 1998 to September 1999, Mr. Mullarkey was the co-founder and managing director of Information Technology Mergers & Acquisitions, LLC, an investment capital group managing private equity funding and investing in emerging technology markets and organizations. From March 1997 to December 1998, he was the Senior Vice President of sales and marketing for Allin Corporation, a publicly traded enterprise solution provider. From October 1989 to February 1997, Mr. Mullarkey was Vice President and General Manager at Sony Corporation of America, a US subsidiary of Sony Corporation.

EMPLOYMENT AGREEMENTS WITH MANAGEMENT

We entered into a three-year employment agreement with Richard Serbin, our Chief Executive Officer in April 2003. The agreement initially provided for a base salary of $150,000 per annum, which was adjusted to $200,000 per annum as of August 1, 2004 by the Board of Directors. According to the agreement, the annual base salary may be further adjusted from time to time by a majority of the Board of Directors. In addition, Mr. Serbin is eligible to participate in all executive benefit plans and to receive an annual bonus on such terms, at such time and in such amount as determined by the Board of Directors. If we terminate the agreement without cause (as defined in the agreement), or if Mr. Serbin terminates the agreement for good reason (as defined in the agreement), Mr. Serbin is entitled to receive his annual base salary at the rate then in effect and all benefits then afforded to senior executives through the end of the original three-year term, together with expenses incurred as of the date of termination. The agreement contains a non-competition covenant that survives for a period of one year after termination of employment (two years if Mr. Serbin is terminated for cause or resigns without good reason). On August 2, 2004, we paid Mr. Serbin a $50,000 bonus for his contributions to the Company, including the strategic acquisition of intellectual property and the closing of the transaction with Vibrant.

We entered into a three-year employment agreement with William Walters our Chairman of the Board in April 2003. The agreement initially provided for base salary of $150,000 per annum, which was adjusted to $200,000 per annum as of August 1, 2004 by the Board of Directors. According to the agreement, the annual base salary may be further adjusted from time to time by a majority of the Board of Directors. Mr. Walters' base salary can be adjusted by the parties to the agreement if he devotes fewer than 40 hours per week to the Company. In addition, Mr. Walters is eligible to participate in all executive benefit plans and to receive an annual bonus on such terms, at such time and in such amount as determined by the Board of Directors. If we terminate the agreement without cause (as defined in the agreement), or if Mr. Walters terminates the agreement for good reason (as defined in the agreement) Mr. Walters is entitled to receive his annual base salary at the rate then in effect and all benefits then afforded to senior executives through the end of the original three-year term, together with expenses incurred as of the date of termination. The agreement contains a non-competition covenant that survives for a period of one year after termination of employment (two years if Mr. Walters is terminated for cause, or resigns without good reason). Mr. Walters waived all of the salary owed him through May 31, 2004.

We entered into a one-year employment agreement with Anthony Bonelli, our President in August 2004. The agreement provides for an annual base salary of $200,000, which may be adjusted from time to time by a majority of the Board of Directors. The agreement also provides for a bonus of up to $200,000. Of this amount, Mr. Bonelli received $50,000 upon the execution of his employment agreement. Mr. Bonelli received an additional $50,000 on November 1, 2004 and is due to be paid the remaining $100,000 bonus as follows: $50,000 on March 1, 2005 and $50,000 on June 1, 2005. Mr. Bonelli is eligible to participate in all executive benefit plans. If we terminate the agreement without cause (as defined in the agreement), or if Mr. Bonelli terminates the agreement for good reason (as defined in the agreement), Mr. Bonelli is entitled to receive his annual base salary at the rate then in effect and all benefits then afforded to senior executives through the end of the original one-year term, together with expenses incurred as of the date of termination. The agreement contains a non-competition covenant that survives for a period of one year after termination of employment (two years if Mr. Bonelli is terminated for cause or resigns without good reason).

We entered into a two-year employment agreement with Joe McSherry, our Chief Financial Officer in June 2004. The agreement provides for an annual base salary of $140,000 which may be adjusted from time to time by a majority of the Board of Directors. In addition, Mr. McSherry is eligible to participate in all executive benefit plans and to receive an annual bonus on such terms, at such time and in such amount as determined by the Board of Directors. If we terminate the agreement without cause (as defined in the agreement), or if Mr. McSherry terminates the agreement for good reason (as defined in the agreement), Mr. McSherry is entitled to receive his annual base salary at the rate then in effect and all benefits then afforded to senior executives through the end of the original two-year term, together with expenses incurred as of the date of termination. The agreement contains a non-competition covenant that survives for a period of one year after termination of employment (two years if Mr. McSherry is terminated for cause or resigns without good reason).

RESULTS OF OPERATIONS

REVENUES

Our revenues are derived primarily from the sale of our line of nutritional supplements containing AC-11(TM) directly to consumers through our website. We also sell AC-11(TM) as a bulk ingredient to channel partners who then utilize it in their proprietary products.

Net sales for the three and nine month periods ended September 30, 2004 were approximately $84,000 and $250,000 respectively. The Company did not have sales during the comparable periods in 2003.

COST OF SALES

Cost of sales includes direct and indirect costs associated with manufacturing AC-11(TM) and our line of nutritional supplement products that contain AC-11(TM). Cost of sales for the three and nine month periods ended September 30, 2004 were approximately $48,000 and $105,000 respectively. Gross profit as a percentage of sales for the three and nine month periods ended September 30, 2004 was 42.0% and 58.0% respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses include salaries, employee benefits, professional fees related to scientific research, legal and accounting fees, rent and other office related expenses. Also included in SG&A expenses is depreciation and amortization of intangible assets, namely patents and other intellectual property. SG&A expenses increased approximately $762,000 from $919,000 for the three months ended September 30, 2003 to $1,681,000 for the three months ended September 30, 2004. SG&A expenses increased approximately $1,013,000 from $1,665,000 for the nine months ended September 30, 2003 to $2,678,000 for the nine months ended September 30, 2004. The primary reasons for the increases in SG&A expenses are increased salary costs due to the hiring of additional employees and senior management personnel, increased professional fees related to various research initiatives and increased legal costs related to the merger with Vibrant.

NET LOSS

Net loss for the three and nine month periods ended September 30, 2004 was approximately $1,646,000 and $2,533,000 compared to $919,000 and $1,665,000 for the three and nine month periods ended September 30, 2003. The increase in net loss is primarily attributable to the overall increase in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in 2002, we have financed our operations from the proceeds of private placements of our common stock of approximately $8,300,000. Of this amount, approximately $6,300,000 was raised in calendar year 2004. At September 30, 2004, we had cash of approximately $1,700,000 and net working capital of approximately $3,165,000. Of the $3,165,000 in net working capital, approximately $2,000,000 consists of inventory. In the next twelve months, we expect to incur costs related to; (i) marketing and advertising our line of nutritional supplement products, and; (ii) scientific research, including professional fees and preclinical and clinical trial expenses related to our biopharmaceutical development initiative.

During the nine months ended September 30, 2004, we used $3,641,297 in cash, primarily due to our net loss of $2,532,690 and an increase in inventory of $1,443,582. During the nine months ended September 30, 2004, we used $205,294 for investing activities, consisting of patent costs and purchases of property and equipment. During the nine months ended September 30, 2004, financing activities generated $5,488,635 from the issuance of Common Stock and partly offset by loan payments.

Our future working capital requirements will depend on numerous factors, including unforeseen costs related to our scientific research initiatives, unexpected increases in raw material costs, increased professional fees as a result of becoming a public company, increased administrative costs related to our operations and increased capital expenditures to meet future equipment and facility needs. We are currently seeking additional funding through the private sale of shares of our common stock. There can be no assurance that we will be successful in raising sufficient capital to fund our working capital requirements. If we are not successful in raising sufficient capital, it could have a material adverse effect on our business which may require us to significantly curtail our operations.

RELATED PARTY TRANSACTIONS

ITEM 3.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the quarter ended September 30, 2004, we carried over the procedures of Optigenex Inc. had in place. In addition we added a Chief Financial Officer and three new directors to our management team.

                            PART II OTHER INFORMATION

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 30, 2004, in connection with our acquisition of substantially all of the assets (the "Optigenex Assets") of Optigenex Inc. ("Old Optigenex") we issued
(i) 8,621,255 shares of common stock, (ii) options to purchase an aggregate of 681,895 shares of our common stock, and (iii) options to purchase 111,668 shares of our common stock to Old Optigenex. The options and warrants were issued in exchange for the options and warrants of Old Optigenex on the same terms as the options and warrants of Old Optigenex. The Optigenex Assets consist of patents, patents pending, trademarks and other intellectual property. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In August, 2004 we issued 33,333 shares of common stock to a private investor pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In December, 2004, we issued 236,667 shares of common stock to private investors pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 6, 2004, we issued options to purchase 300,000 shares of our common stock to Joseph McSherry, our Chief Financial Officer, pursuant to the terms of our employment agreement with Mr. McSherry. The options were issued under our 2004 Stock Incentive Plan, have an exercise price of $3.00 per share, vested as to 100,000 shares on the date of grant and will vest as to 150,000 shares on August 6, 2005 and as to 50,000 shares on August 6, 2006.

On August 6, 2004, we issued options to purchase 300,000 shares of our common stock to each of William G. Walters, the Chairman of our Board of Directors, Richard S. Serbin, our Chief Executive Officer and Dr. Vincent Giampapa, our Chief Scientific Officer and the Chairman of our Scientific Advisory Board. The options were issued under our 2004 Stock Incentive Plan. All of these options have an exercise price of $3.00 per share and vested on the date of grant.

On August 20, 2004, we issued options to purchase 250,000 shares of our common stock to Anthony Bonelli, our President, pursuant to the terms of our employment agreement with Mr. Bonelli. The options were issued under our 2004 Stock Incentive Plan, have an exercise price of $3.00 per share, vested as to 100,000 shares on the date of grant and will vest as to 50,000 shares on each of February 16, 2005, August 16, 2005 and February 16, 2006.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 29, 2004, the Board of Directors of Vibrant Health International ("Vibrant") and a majority of its stockholders, approved the following by written consent in lieu of a stockholders' meeting: (i) the sale of substantially all of the assets of Vibrant, consisting of Vibrant's operating subsidiary Vibrant Health, Inc., to Thomas McAdam, Vibrant's then sole officer and director, (ii) an amendment to the Company's articles of incorporation effecting a .599 for 1 reverse stock split, (iii) approving the Asset Purchase Agreement by and among Vibrant, Optigenex Inc. ("Old Optigenex") and Thomas McAdam, pursuant to which a wholly-owned subsidiary of Vibrant acquired substantially all the assets of Optigenex Inc in exchange for 8,621,255 shares of common stock, the assumption of Old Optigenex's liabilities and the issuance of 681,895 options and 111,688 warrants, and (iv) accepting the resignation of Thomas McAdam as an officer and director, increasing the number of directors to two directors and appointing William G. Walters and Richard S. Serbin as directors of Vibrant.

On July 30, 2004, Vibrant, the sole stockholder of Optigenex Merger Inc. (Vibrant's wholly-owned Delaware subsidiary into which Vibrant subsequently merged) on such date, adopted by written consent, in lieu of a meeting resolutions (i) approving the merger of Vibrant with and into Optigenex Merger Inc., with Optigenex Merger Inc. as the surviving entity (the "Company), (ii) electing William G. Walters as Chairman and Executive Vice President, Richard Serbin as Chief Executive Officer, President and Secretary, and Joseph McSherry as Chief Financial Officer of the Company, (iii) adopting the Company's 2004 Stock Incentive Plan and reserving 5,000,000 shares for issuance under the Plan, and (iv) authorizing the name change from Optigenex Merger Inc. to Optigenex Inc. upon the consummation of the merger of Vibrant into Optigenex Merger Inc.

ITEM 6.           EXHIBITS

Exhibit No.  Title

2.1 Asset Purchase Agreement dated as of July 30, 2004 by and among Vibrant Health International, Optigenex Acquisition Corp., Thomas H. McAdam and Optigenex Inc. (i)

2.2 Certificate of Ownership and Merger of Vibrant Health International into Optigenex Merger Inc.(i)

3.1 Certificate of Incorporation of Registrant - formerly known as Optigenex Merger Inc. (i)

3.2          By-laws of Optigenex Inc. (i)

10.1 Service Agreement dated as of October 1, 2004 by and between Communications Policy and Management Corporation and Optigenex Inc. (ii)

10.2 Employment Agreement dated as of April 10, 2003 by and between Kronogen Sciences Inc. (predecessor to Old Optigenex) and Richard Serbin

10.3 Employment Agreement dated as of April 10, 2003 by and between Kronogen Sciences Inc. (predecessor to Old Optigenex) and William Walters

10.4 Employment Agreement dated as of April 4, 2003 between Kronogen Sciences Inc. (predecessor to Old Optigenex) and Dr. Vincent C. Giampapa

10.5 Employment Agreement dated as of June 15, 2004 by and between Old Optigenex and Joseph W. McSherry

10.6 Employment Agreement dated as of August 16, 2004 by and between Optigenex Inc. and Anthony Bonelli.

10.7         Optigenex Inc. 2004 Incentive Stock Plan

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)  Incorporated by reference to our Form 8-K filed on August 12, 2004.
(ii) Incorporated by reference to our Form 8-K filed on October 7, 2004.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      January 21, 2005

OPTIGENEX INC.
    Registrant


By:   /s/ Richard Serbin
      -----------------------------
      Richard Serbin
      Chief Executive Officer
      (Principal Executive Officer)


By:   /s/ Joseph McSherry
      -----------------------------
      Joseph McSherry
      Chief Financial Officer
      (Principal Accounting Officer)