Form 10KSB
period 2004-12-31
OPTIGENEX INC.
filed 2005-04-15
CIK 1168776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

| |   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period _________ to____________

                        Commission file number: 333-85460


                                 OPTIGENEX INC.
                 (Name of small business issuer in its charter)

                  Delaware                             20-1678933
         (State or other jurisdiction of       (IRS Employer I.D. Number)
         incorporation or organization)

         750 Lexington Ave., 6th Floor                   10022
         (Address of principal executive offices)      (Zip Code)

         Issuer's telephone number, including area code: (212) 905-0189

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

      Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Issuer's revenues for the fiscal year ended December 31, 2004 were $339,065.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Not Applicable

      There were 9,850,141 shares of Common Stock outstanding as of March 31, 2005.

      Transitional Small Business  Disclosure Format (check one): Yes | | No |X|

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS


PART I.

Item 1.          Business                                                                                       3

Item 2.          Properties                                                                                     8

Item 3.          Legal Proceedings                                                                              8

Item 4.          Submission of Matters to a Vote of Security Holders                                            8

PART II.

Item 5.          Market for Common Equity and Related Stockholder Matters                                       9

Item 6.          Management's Discussion and Analysis or Plan of Operation                                      9

Item 7.          Financial Statements                                                                          16

Item 8.          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure          17

Item 8A.         Controls and Procedures                                                                       17

Item 8B.         Other Information                                                                             17

PART III.

Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
                 16(a) of the Exchange Act                                                                     17

Item 10.         Executive Compensation                                                                        20

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related
                 Stockholder Matters                                                                           22

Item 12.         Certain Relationships and Related Transactions                                                24

Item 13.         Exhibits                                                                                      24

Item 14.         Principal Accountant Fees and Services                                                        25


SIGNATURES                                                                                                     26


CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB constitute forward-looking statements for purposes of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated", "estimates", "plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-KSB contains important information about the risk factors above. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

                                     PART I

Item 1. Description of Business

OVERVIEW

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

After the  Acquisition,  Old  Optigenex  liquidated,  thereby  distributing  the
Vibrant Shares, the Substitute Options and Substitute Warrants to the shareholders, option holders and warrant holders of Old Optigenex. In addition, Vibrant, a Nevada corporation, merged (the "Merger") with and into its wholly owned subsidiary Optigenex Merger Inc., a Delaware corporation formed in July 2004, with Optigenex Merger Inc. being the surviving corporation. Pursuant to the Merger, the surviving corporation changed its name to Optigenex Inc. ("Optigenex", "Company", "we", "our", "us"). This Acquisition has been accounted for as a recapitalization of Old Optigenex.

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

We utilize a direct to consumer sales and marketing distribution model. This model is designed to maximize the reach and frequency of the message/branding strategy while maintaining cost efficiencies and resource optimization. We initially intend to develop and utilize two principal marketing channels: Direct Response TV and the Internet.

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

In November 2004, we entered into a joint venture with the principals of a leading New York City based hair salon to develop and market a line of professional hair care products which will contain AC-11TM as an ingredient.

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

GOVERNMENT REGULATION

In the United States, the manufacturing, processing, formulation, packaging, labeling, advertising and sale of dietary supplements are regulated primarily by the Federal Food, Drug and Cosmetic Act, as amended, among others, by the Dietary Supplemental Health and Education Act ("DSHEA Act") and by various federal agencies, including the Food & Drug Agency (the "FDA") and the U.S. Federal Trade Commission (the "FTC") and, to a lesser extent, the Consumer Product Safety Commission and the United States Department of Agriculture. Our activities may also be subject to regulation by various governmental agencies for the states and localities in which our products are manufactured, distributed or sold, and may be regulated by governmental agencies in certain countries outside the United States in which our products may be distributed and sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims that refer to a product's ability to treat or prevent disease or other adverse health conditions.

The DSHEA Act (i) defines dietary supplements, (ii) permits "structure/function" statements under certain conditions and (iii) permits, under certain conditions, the use of published literature in connection with the sale of herbal products. Dietary supplements do not require approval by the FDA prior to marketing but are nevertheless subject to various regulatory requirements concerning their composition, permissible claims (including substantiation of any claims), manufacturing procedures and other elements. DSHEA prohibits marketing dietary supplements through claims for, or with intended uses in, the treatment or prevention of diseases. There can be no assurance that our supplement products can be identified and differentiated from competing products sufficiently enough on the basis of permissible claims regarding composition to compete successfully.

Compliance with applicable FDA and any state or local statutes is critical. Although we believe that we are in compliance with applicable statutes, there can be no assurance that, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations that we would be able to comply with these new guidelines. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These regulations could, however, require the reformation of certain products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation.

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

INTELLECTUAL PROPERTY

Patents

Our core intellectual property lies in three U.S. patents issued for the extraction process of Uncaria tomentosa: US6039949: method of preparation and composition of a water soluble extract of the plant species Uncaria; US6238675: method of preparation and composition of a water soluble extract of the plant species Uncaria for enhancing immune, anti-inflammatory and anti-tumor processes of warm blooded animals; and US6361805: method of preparation and composition of a water soluble extract of the plant species Uncaria for enhancing immune, anti-inflammatory, anti-tumor and DNA repair processes of warm blooded animals. There are corresponding international patent filings for these patents. These patents expire between 2016 and 2017.

We also have an exclusive license for eight (8) other issued US patents. These patents expire between 2010 and 2017. We have also applied for, and will continue to apply for, what we believe to be appropriate foreign patents.

Trademarks

We own five (5) registered trademarks have five (5) trademark applications pending.

Trade Secrets and Proprietary Technology

We own proprietary equipment located at the facilities of Centraflora in Bocacatu Brazil. We believe that this is the only equipment worldwide capable of producing the proprietary extract of Uncaria tomentosa utilized in our products.

Royalty Agreements

Pursuant to a November 2003 agreement we entered into in connection with the acquisition of assets from CampaMed LLC, we are obligated to pay royalties relating to the exploitation of certain assets, including any compound, substance or ingredient derived or isolated from the Uncaria tomentosa vine. The total amount of royalties remaining due under the agreement is approximately $320,000, and is to be paid based on sales, as defined in the agreement, of either our own or licensed products utilizing the covered assets. During 2004, we made royalty payments of approximately $27,400 in connection with this agreement.

Additionally, in connection with the acquisition of assets from CampaMed LLC, we assumed royalty obligations based on sales of certain products incorporating either the Thiol or Nicoplex technology. The total amount due under this agreement is $3.5 million, and will be paid based on sales of products based on the Thiol or Nicoplex technology as defined in the agreement.

Pursuant to the November 2003 Asset Purchase Agreement with CampaMed LLC, we agreed to pay CampaMed LLC additional payments comprised of 6% of the gross sales of any product containing C-MED-100(TM), and 10% of the gross sales of any bulk C-MED-100(TM), until additional payments in an aggregate amount of $500,000 have been made. During 2004, we made payments of approximately $27,400 under this agreement.

Litigation

In March 2005, we commenced an action against Ronald Pero, the inventor of certain of the technology we purchased from CampaMed LLC, and another former consultant of ours, and an entity formed by Dr. Pero and the former consultant, seeking an injunction enforcing the restrictive covenants contained in their consulting agreements and alleging breach of those agreements as well as certain duties they owed to the Company.

COMPETITION

In considering our competitive position, we distinguish between our licensing business, our nutritional supplement products business and our potential biopharmaceutical product business. The nutritional supplement industry is large and intensely competitive. We compete directly with companies that manufacture and market nutritional products in each of our product lines, including companies such as Twin Labs Corporation, Weider Nutrition International, Inc., IVC Industries, and Perrigo Company. Most of our competitors in the nutritional supplements market have longer operating histories, greater name recognition and financial resources. In addition, nutritional supplements can be purchased in a wide variety of distribution channels. While we believe that consumers appreciate the convenience of ordering products from home through the internet or from infomercials, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. Our offerings in each product category are also relatively small compared to the wide variety of products offered by many other nutritional product companies.

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

RESEARCH AND DEVELOPMENT

From time to time, we have provided funding to academic and other institutions for pre-clinical and clinical studies to evaluate the efficacy and mechanisms of action of AC-11(TM), and we may continue to do so in the future. We may also supply AC-11(TM) for use in studies for which we provide no funding. We believe that positive results from these studies, whether or not funded by us, would provide benefits to us by furthering the acceptance of AC-11(TM). We intend to make presentations at various meetings to gain acceptance of AC-11(TM). If we obtain successful research outcomes, we plan to publicize these findings to reposition our products and increase the demand for AC-11(TM). We believe that successful research studies, if obtained, would strengthen our chances of obtaining developmental funding from pharmaceutical or other strategic partners for further pre-clinical and clinical trials.


EMPLOYEES

As of March 31, 2005, we had 7 employees, all of which were full-time.

Item 2. Description of Property

Our executive offices are located at 750 Lexington Avenue, Sixth Floor, New York, New York. We currently sublease approximately 6,125 square feet of space at a monthly rent of $18,166. Our lease expires in March 2007.

Item 3. Legal Proceedings

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock was approved for quotation on the OTC Bulletin Board on March 17, 2005. As of April 14, 2005, there has been no trading activity in our common stock on the OTC Bulletin Board. Prior to March 17, 2005 our common stock was listed on the Over-the-Counter Pink Sheets. There was no trading activity in our common stock in 2004.

As of March 31, 2005, there were approximately 195 holders of record of our Common Stock.

Recent Sales of Unregistered Securities

In the fourth quarter of the year ended December 31, 2004 we issued 236,667 shares of our common stock to persons who qualify as "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act of 1933 ("the Act"). The aggregate purchase price of the shares was $710,000. The shares were issued to the purchasers without registration under the Act in reliance upon the exemptions from registration provided under Section 4(2) of the Act and Regulation D. The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering; we obtained representations from the purchasers regarding their investment intent, experience and sophistication; the purchasers either received or had access to adequate information regarding the Company to make informed investment decisions; the purchasers represented that they were "accredited investors" within the meaning of Rule 501 of Regulation D and the shares and warrants were issued with restricted securities legends. In connection with the offering we paid commissions of $61,000.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our financial statements and notes included elsewhere in this Annual Report on Form 10-KSB.

CRITICAL ACCOUNTING POLICIES:

Our significant accounting policies are described in Note 1 to the Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are considered to be critical within the SEC definition.

USE OF ESTIMATES:

Our financial statements are prepared in accordance with accounting principals generally accepted in the United States of America (GAAP), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated by management.

REVENUE RECOGNITION:

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

INVENTORY:

Our inventories are stated at the lower of cost, determined by the average cost method, or market. Our inventories consists of (i) raw materials that we purchase from a sole supplier in Brazil (ii) our proprietary compound known as AC-11TM which is manufactured in Brazil and (iii) our line of nutritional supplement products that are produced by a contract manufacturer in the United States. We periodically review our inventories for evidence of spoilage and/or obsolescence.

INTANGIBLES:

We account for long-lived assets and certain identified intangible assets such as patents and trademarks in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets" ("SFAS No. 144"). Management reviews these long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. In 2004, we recorded an impairment charge of approximately $1,405,000 which represented the net book value of certain patents that management determined were not going to utilized in the foreseeable future.

RESULTS OF OPERATIONS

REVENUES

Our revenues are derived primarily from the sale of our line of nutritional supplements containing AC-11(TM) directly to consumers through our website. We also sell AC-11(TM) as a bulk ingredient to channel partners who then utilize it in their proprietary products. We began selling our products in the fourth quarter of the fiscal year ended December 31, 2003.

Net sales for the year ended December 31, 2004 were $339,000 compared to net sales of $46,000 for the year ended December 31, 2004. The increase in net sales is due to the fact that we commenced selling our products in the fourth quarter of 2003 and, as such, we are comparing a full year of sales in 2004 to a partial year of sales in 2003.

COST OF SALES

Cost of sales includes direct and indirect costs associated with manufacturing AC-11(TM) and our line of nutritional supplement products that contain AC-11(TM). Cost of sales was approximately $230,000 and $17,000 for the years ended December 31, 2004 and 2003 respectively. Gross profit as a percentage of sales was 32.2% and 63.7% respectively. This decrease in gross profit as a percentage of sales was due primarily to a write-off of damaged inventory of approximately $80,000 that occurred in December 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses include salaries, employee benefits, professional fees related to scientific research, legal and accounting fees, rent and other office related expenses. Also included in SG&A are various non-cash expenses such as depreciation, amortization of intangible assets including patents and other intellectual property, and stock-based compensation. SG&A expenses increased approximately $1,840,000 from $2,657,000 for the year ended December 31, 2003 to $4,497,000 for the year ended December 31, 2004. The primary reasons for the increase in the overall level of SG&A expenses were: (i) increased salary costs due to the hiring of additional employees and senior management personnel; (ii) increased professional fees related to various research initiatives; (iii) increased legal costs related to the merger with Vibrant Health International; (iv) increased rent expense; (v) increased depreciation; and (vi) increased amortization of intangible assets.

IMPAIRMENT OF INTANGIBLE ASSETS

We incurred an impairment charge of approximately $1,405,000 in the fiscal year ended December 31, 2004. This charge was due to management's evaluation of the carrying value of certain patents that were acquired in 2003. Management determined that these patents will not be utilized in our business and therefore are not expected to generate revenue in the foreseeable future. The impairment charge reflects the removal of the net book value of these patents from our balance sheet.

NET LOSS

Net loss for the year ended December 31, 2004 was approximately $5,793,000 or $0.63 per share, compared to $2,627,000 or $0.29 for the year ended December 31, 2003. The increase in net loss is primarily attributable to the overall increase in SG&A expenses and the expense related to the impairment of intangibles.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in 2002, we have financed our operations primarily from the proceeds of private placements of our common stock. In 2004, we raised gross proceeds of approximately $6,970,000 through the sale of 162,500 shares of common stock at $2.00 per share and 2,215,005 shares of common stock at $3.00 per share. We paid approximately $623,000 in commissions and legal fees in connection with these private placements. In 2003, we raised $2,025,000 through the sale of 1,000,000 shares of our common stock at $2.00 per share and 100,000 shares at a price of $0.25 per share. Subsequent to December 31, 2004 and through March 31, 2005, we raised $1,182,003 through sale of 394,001 shares of our common stock at a price of $3.00 per share. We paid approximately $66,000 in commissions in connection with these private sales in 2005.

At December 31, 2004, we had cash of approximately $1,197,000 and net working capital of approximately $2,545,000. Of the $2,545,000 in net working capital, approximately $2,042,000 consists of inventory. In the next twelve months, we expect to incur increased costs related to; (i) marketing and advertising our line of nutritional supplement products; and (ii) scientific research, including professional fees and preclinical and clinical trial expenses related to our biopharmaceutical development initiative.

Our future working capital requirements will depend on numerous factors, including unforeseen costs related to our scientific research initiatives, unexpected increases in raw material costs, increased professional fees as a result of becoming a public company, increased administrative costs related to our operations and increased capital expenditures to meet future equipment and facility needs. We expect to incur losses for at least the next twelve months. We do not have sufficient capital to sustain us through the next twelve months. We are currently seeking additional funding through the private sale of shares of our common stock. There can be no assurance that we will be successful in raising sufficient capital to fund our working capital requirements on terms acceptable to us, or at all. If we are not successful in raising sufficient capital, it could have a material adverse effect on our business, which may require us to significantly curtail or cease our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). As we are a small business issuer, this standard becomes effective on January 1, 2006.

RISK FACTORS

We have a limited operating history, which makes evaluating our business difficult. Old Optigenex, the accounting predecessor of Optigenex Inc. was incorporated in July 2002 and did not commence any significant operations until it completed the acquisition of assets from the Giampapa Institute for Anti-Aging Medical Therapy (the "Giampapa Acquisition") in July 2003 and from CampaMed LLC in November 2003. Accordingly, there is a limited relevant operating history upon which an evaluation of our prospects and future performance can be based. There can be no assurance that we will be able to raise additional capital to develop our business plan, generate meaningful revenues or become a viable business. Because our markets are relatively new and constantly changing, we may need to change our business model frequently. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets.

We have incurred significant losses to date and expect to continue to incur losses. During the years ended December 31, 2004 and 2003 we incurred net losses of approximately $5,800,000 and $2,600,000, respectively, resulting in an accumulated deficit of approximately $8,600,000 as of December 31, 2004. We expect to continue to incur losses for at least the next 12 months.

Our auditors have expressed doubt about our ability to continue as a going concern in their annual report for the fiscal year ended December 31, 2004. Our auditors have included an explanatory paragraph in their audit opinion with respect to our financial statements at December 31, 2004. The paragraph states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationships with suppliers and other creditors and customers, and may affect our ability to obtain additional financing.

We require additional financing to implement our business plan. We have generated only limited revenues to date and we require additional financing to implement our business plan and finance our working capital requirements. We will also require additional financing to expand into other markets and further develop our products and services. There can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. Any inability to obtain additional financing when needed could have a material adverse effect on the Company, requiring us to curtail and possibly cease operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

There are  numerous  risks  relating to our research  and  development  efforts.
Actual costs of our  research and  development  activities  may exceed  budgeted amounts and estimated time frames may require extension. Cost overruns due to unanticipated clinical or regulatory delays or demands, unexpected adverse side effects, insufficient therapeutic efficacy or competitive or technological developments would prevent or substantially deter development efforts and ultimately could have a material adverse effect on our Company. Our existing products, and any potential additional products that may be developed, may, in certain instances, require significant additional research and development, possible regulatory approval and commitments of resources prior to commercialization. There can be no assurance that any such potential products will be successfully developed or capable of being produced in commercial quantities at acceptable costs, or that any product will prove to be safe and effective in clinical trials or otherwise, or meet applicable regulatory standards.

The key ingredient in our product is grown and harvested only in specific areas of South America and processed at a single facility located in Brazil. AC-11TM is created by refining and extracting certain ingredients of the Uncaria tomentosa vine. It is harvested in Peru and Brazil primarily by members of the Ashaninka Indian tribe who are the largest commercial source of these ingredients in these countries. Factors such as political instability, environmental degradation and regulation may prevent the harvesting of Uncaria tomentosa or may limit its supply to levels which would not allow the continued commercial exploitation of the vine. Additionally, the equipment used to process the Uncaria tomentosa into usable product exists only in Brazil, at the Centraflora plant located in Bocacatu, Brazil. Instability within the Centraflora company, political instability or regulatory/tax changes in Brazil may make it impossible to continue utilizing this one-of-a-kind processing facility and would bring production of our product to a stand-still. We believe that we possess all the necessary diagrams and descriptions to recreate the processing facility elsewhere, and believe that Uncaria tomentosa can be cultivated in other parts of the world that enjoy a similar environment, but to date we have not taken steps to establish an alternate source for the raw material used to produce the our products.

Successful implementation of our business plan is partially dependent upon the support of the healthcare community. We market AC-11TM as having clinically proven DNA repair and protection properties, and have built our business model in part around the anticipated endorsement of healthcare professionals who recommend our products. If this community does not embrace this concept, we may need to partially re-evaluate our business model and consider other ways to market our products.

Although we believe there is a significant market for our nutritional supplements, our success will depend significantly on the initial and continued acceptance by the healthcare community of the efficacy of our products. In the U.S., herbal dietary supplements have been available for many years, but many physicians have shown reluctance to recommend them to their patients, and there has been controversy about their efficacy and concerns about their interactions with pharmaceutical products. Accordingly, no assurance can be given that our products will achieve and/or sustain market acceptance by either consumers or the medical community.

Other than limited sales through our website, we do not market our own products, and intend to rely on third parties to sell our products. We intend to utilize third parties to assist in marketing, selling and/or distributing our products. If we do not effectively market our products through these third parties, we will not generate significant revenues or profits.

Related parties accounted for a significant portion of our total sales for the year ended December 31, 2004. Approximately 56% of our total sales for the year ended December 31, 2004 were to our five largest customers and approximately 46% of our total sales for the year ended December 31, 2004 were to either Dr. Vincent C. Giampapa, a principal stockholder of the Company, or to entities controlled by Dr. Giampapa. In addition, approximately 61% of our accounts receivable were from either Dr. Giampapa, or entities controlled by him. Because of our customer concentration, the loss of one or more of our customers could significantly harm our business and results of operations. In addition, Dr. Giampapa has resigned his positions with the Company and, although he remains a principal stockholder of the Company, there can be no assurance he will continue to do business with the Company. If we are not able to expand our customer base, we will continue to rely on a small number of customers for a significant portion of our sales. There can be no assurance that current customers will continue to purchase our products.

Unless and until sales increase, we are not likely to receive favorable terms in either the acquisition of raw materials or the manufacture of our products. Until we achieve sufficient sales volume across our product lines, it is unlikely that we will obtain favorable payment terms from our vendors, and it is unlikely that we will be able to use factors for the financing of any receivables or inventory. Accordingly, we will be required to use our cash resources to finance our inventory, and we will have to make certain assumptions about the level of inventory which we must maintain. If we do not correctly maintain inventory levels, we could be faced with either inadequate levels of product for new sales or, alternatively, levels of inventory which are too large; tying up critical cash and forcing a mark-down of the prices of our products.

There can be no assurance that our products will have the effects intended or will be safe when used as directed. Many of the ingredients in our products are vitamins, minerals, botanicals, anti-oxidants and other substances, for which there is neither a large number of clinical studies relating to human consumption nor a long history of data supporting the value of their consumption. In addition, although we believe all of our products are safe when taken as directed, there is limited experience with the use of certain of the product ingredients in concentrated form. Accordingly, no assurance can be given that our products, even when used as directed, will have the effects intended or be safe.

Our success will depend on consumer perception of our company and our products and services. We are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies. Consumer perception, particularly in the health and nutritional supplement markets, is difficult to project. As a result, we could be adversely affected in the event any of our products or any similar products distributed by other companies should prove, or be asserted to be, harmful to consumers. In addition, because of our dependence on consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume products as suggested or other misuse or abuse of our products or any similar products distributed by other companies could have a material adverse effect on the results of our operations and financial condition.

We continue to rely on outside suppliers and other independent contractors. We rely and intend to continue to rely upon independent contractors to perform a number of tasks, including product production and order fulfillment services, advertising and marketing, and manufacturing. We currently utilize the services of one product manufacturer and one processing contractor but do not have an agreement with this manufacturer. Our inability to maintain these relationships or identify and enter into a relationship with other third-party contractors, the inability of our manufacturer to manufacture our products in the quantity and the time frames required by us or to our perfections, or a disruption of our relationship with any such third-party contractors could adversely affect our results of operations. Moreover, we are vulnerable to changes in product and service quality and pricing by these outside resources, as well as their ability to satisfy any recalls or other regulatory difficulties experienced by such suppliers. Our future success will depend in part upon the ability of management to select, enter into and maintain favorable product and marketing supplier arrangements with quality suppliers.

Our operations are subject to governmental regulations, which may change in a manner that adversely affects our business. In the United States, the manufacturing, processing, formulation, packaging, labeling, advertising and sale of dietary supplements are regulated primarily by the Federal Food, Drug and Cosmetic Act, as amended, among others, by the Dietary Supplemental Health and Education Act ("DSHEA Act") and by various federal agencies, including the Food & Drug Agency (the "FDA") and the U.S. Federal Trade Commission (the "FTC") and, to a lesser extent, the Consumer Product Safety Commission and the United States Department of Agriculture.

Our activities may also be subject to regulation by various governmental agencies for the states and localities in which our products are manufactured, distributed or sold, and may be regulated by governmental agencies in certain countries outside the United States in which our products may be distributed and sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims that refer to a product's ability to treat or prevent disease or other adverse health conditions.

The DSHEA Act (i) defines dietary supplements, (ii) permits "structure/function" statements under certain conditions and (iii) permits, under certain conditions, the use of published literature in connection with the sale of herbal products. Dietary supplements do not require approval by the FDA prior to marketing but are nevertheless subject to various regulatory requirements concerning their composition, permissible claims (including substantiation of any claims), manufacturing procedures and other elements. DSHEA prohibits marketing dietary supplements through claims for, or with intended uses in, the treatment or prevention of diseases. There can be no assurance that our dietary supplement products can be identified and differentiated from competing products sufficiently enough on the basis of permissible claims regarding composition to compete successfully. Compliance with applicable FDA and any state or local statutes is critical. Although we believe that we are in compliance with applicable statutes, there can be no assurance that, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations, we would be able to comply with these new guidelines. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These regulations could, however, require the reformation of certain products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, and expanded or different labeling and/or additional scientific substantiation.

Federal agencies have a variety of available remedies, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure and imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority, as well as the authority to prohibit or restrict the manufacture or sale of products within their jurisdiction. There can be no assurance that the regulatory environment we operate in and intend to operate in will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on our business, financial condition or results of operations. In addition, we may incur significant costs in complying with government regulations, defending claims of non-compliance or both. Moreover, there can be no assurance that new legislation or regulation, including changes to existing laws or regulations, will not materially adversely affect our business, financial condition and results of operations.

The manufacture and sale of our products may result in product liability claims and our liability insurance may not be adequate. Like other retailers, distributors and manufacturers of products that are designed to be ingested or applied to the hair or skin, we face a risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. We maintain $1,000,000 liability insurance through Evanston Insurance Co. with policy limits of $1,000,000 per occurrence and $1,000,000 in the aggregate, with a $5,000 deductible. Our insurance program includes property, casualty, comprehensive general liability and product liability coverage. Management believes that this insurance coverage is adequate, although there can be no assurance of its adequacy. The testing, marketing and sale of health care products entail an inherent risk of product liability. There can be no assurance that product liability claims, relating to dietary supplement products, will not be asserted against us or our collaborators or licensees. There can be no assurance that we will be able to maintain such product liability insurance pursuant to assignments from its various manufacturers and suppliers, or obtain additional insurance, during clinical trials or upon commercialization of any product, on acceptable terms, or at all, or that such insurance will provide adequate coverage against any potential dietary supplement claims. It is likely that our insurance premiums will substantially increase as we expand our commercial operations and clinical studies.

There can be no assurance that insurance will continue to be available at a reasonable cost, or, if available, will be adequate to cover any claims. In the event that we do not have adequate insurance, product liability claims relating to our products, whether or not they have merit, could have a material adverse effect on our operations and financial condition.

We may not be able to manage our growth effectively. Our acquisition of certain of the assets of CampaMed LLC in November 2003, and the anticipated increased sales of ActivarTM and AC-11TM, will require the full utilization of our management, financial, and other resources in both managing the expenses caused by the acquisitions and internal sales growth. Our ability to manage growth effectively will depend on our ability to improve and expand our operations, including financial and management information systems, and to recruit, train and manage executive staff and employees. There can be no assurance that management will be able to manage its growth effectively and the failure to effectively manage growth may have a material adverse effect on our results of operations.

Our success depends on our ability to retain key employees. We are heavily dependent upon Richard Serbin, our Chief Executive Officer and Anthony Bonelli, our President. In addition, Dr. Vincent C. Giampapa, a former employee of the Company from whom we acquired certain intellectual property and Dr. Ronald Pero, a former consultant of the Company from whom we purchased our core intellectual property, both have resigned their positions with the Company. The loss of Mr. Serbin, Mr. Bonelli or other individuals involved in key management positions, or our inability to attract and retain other qualified employees could have a material adverse impact on our business and impede the development of our products and marketing strategy. In addition, there can be no assurance that the resignations of Dr. Giampapa and Dr. Pero will not make it more difficult for us to exploit the intellectual property we acquired from them. Moreover, we believe that our success will depend on our ability to attract qualified key employees and management. We may be unable to attract and retain qualified employees and management due to the intense competition for qualified personnel within the age management market. Furthermore, we may not be able to hire the personnel necessary to implement our business strategy, or we may need to provide higher compensation to such personnel than we currently anticipate. If we fail to attract and retain a sufficient number of highly skilled employees, it will have a material adverse effect on our business.

If we are unable to compete effectively with existing or new competitors, our existing business will decline and our anticipated business plan will not be successfully implemented. We believe the market for nutritional products is continually evolving, and is highly dependent upon changes in the demographic and social trends that have resulted in tremendous growth for the nutrition industry in the past few years. We will encounter aggressive competition from numerous competitors, many of whom have significantly greater financial resources than us. Our competitors vary by the nature of the distribution channel. Competitors with greater resources may be able to enter into similar distribution channel relationships. There are numerous small companies which market herbal, nutritional and other homeopathic therapies, supplements and remedies. We believe that our ability to compete will depend upon our ability to react quickly to expected and perceived customer requirements and desires, and maintain relationships with our existing strategic partners and identify and reach agreements with new partners. However, there can be no assurance that our assessment of the market place is correct, or that our products will be accepted now or in the future.

We may not be able to adequately protect our intellectual property rights and we may infringe upon the intellectual property rights of other. We intend to pursue registrations for all of the trademarks associated with our key products. We will rely on common law trademark rights to protect our unregistered trademarks as well as our trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of a trademark by any third party anywhere in the United States. We intend to register our trademarks in certain foreign jurisdictions. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to us in the United States.

We license from Dr. Giampapa the use of certain of his patents, and we purchased certain patents from CampaMed LLC and/or certain of its affiliates. To the extent that any of these patents is not protected, or we otherwise do not have or properly protect patents on our products and processes, another company may replicate one or more of our products or processes.

Although we will seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us. Defending against such claims, even if they are without merit, can be extremely costly and the assertion of such claims can have a material adverse effect on our business.

Our business has developed through acquisitions and we intend to continue to grow through acquisitions, a strategy that may prove difficult to implement. Our business was formed primarily through the Giampapa Acquisition and the subsequent acquisition of assets from CampaMed LLC. We anticipate that it may be necessary to expand our business through other acquisitions. These acquisitions may involve payments of cash or the issuance of additional securities. We may not have sufficient capital resources to pursue this growth strategy. Also, we may not be able to successfully identify or complete suitable acquisitions and any entities or assets acquired by us may not work out as expected and may not contribute significant revenues. Moreover, although certain of our officers have extensive transactional experience, we have not yet demonstrated the ability to manage any acquired business or assets successfully. We may also face increased competition for acquisition opportunities, which may inhibit our ability to complete suitable acquisitions on favorable terms.

We remain under the effective control of our founders. Our founders, including Mr. William Walters, our Chairman and Mr. Richard Serbin, our Chief Executive Officer own 2,955,000 shares or approximately 30%, of the outstanding voting common stock as of March 31, 2005. Consequently, the founders can effectively control the outcome of substantially all matters submitted to a vote of our stockholders including, but not limited to, the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination in which we may potentially be involved.

There are limitations on the liability of our directors and officers. Our certificate of incorporation includes provisions to eliminate, to the full extent permitted by Delaware General Corporation Law as in effect from time to time, the personal liability of our directors for monetary damages arising from the breach of their fiduciary duties as directors. Our certificate of incorporation also includes provisions to the effect that the company shall, to the maximum extent permitted from time to time under the law of the State of Delaware, indemnify any director or officer to the extent that such indemnification is permitted under such law, as it may from time to time be in effect.

Our common stock is not currently trading. Our common stock was accepted for listing NASDAQ's OTC Bulletin Board on March 17, 2005, however, to date, no trading market has developed. Even if a market is made and trading commences in our common stock, you may have difficulty selling your stock. In addition, if there is limited trading volume, the value of our common stock is more likely to fluctuate due to: broad market fluctuations, general market conditions, fluctuations in our operating results, future securities offerings, changes in the market's perception of our business, announcements made by us or our competitors and general industry conditions.

Penny stock regulations may affect your ability to sell our common stock.. There is currently no trading market for our common stock. If our common stock trades at a price below $5.00 per share, it will be subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker dealers which sell these securities to persons other than established customers and accredited investors. Under these rules, broker-dealers who recommend penny stocks to persons other than established customers and "accredited investors" must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock and may make it more difficult for holders of our common stock to sell shares to third parties or to otherwise dispose of them.

We are authorized to issue "blank check" preferred stock. Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of our preferred stock in order to discourage or delay a change of control of the Company. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Item 7. Financial Statements

The financial  statements  appear in a separate section of this report following
Part III

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Act of 1934. During the quarter ended December 31, 2004, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8B. Other Information

Not Applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Listed below are the current executive officers and directors of Optigenex Inc.

Name                 Age      Position With the Company
----                 ---      -------------------------
William Walters      67       Chairman of the Board
Richard Serbin       60       Chief Executive Officer and Director
Anthony Bonelli      54       President and Chief Operating Officer
Joseph McSherry      47       Chief Financial Officer
Kenji Kitatani       50       Director
James Favia          67       Director
Michael Mullarkey    36       Director

William Walters - Mr. Walters was appointed Chairman of our Board of Directors on July 30, 2004. Mr. Walters was previously the Chairman of the Board of Optigenex Inc. ("Old Optigenex") from July 2002 until July 30, 2004, the date on which a subsidiary of Vibrant Health International acquired the assets of Old Optigenex. From November 2001 until October 2004, Mr. Walters was the Vice-Chairman of Sands Brothers & Co. Ltd., a New York based investment banking group. Mr. Walters is currently employed by Laidlaw Inc., a New York based investment banking group. Mr. Walters founded Whale Securities in 1984 and served as its Chairman until Whale sold its customer assets and discontinued its operations in November 2001. Mr. Walters holds a BSE in economics from The Wharton School at the University of Pennsylvania.

Richard S. Serbin - Mr. Serbin was appointed as Chief Executive and a Director of our Company on July 30, 2004. Mr. Serbin was previously the Chief Executive Officer and a Director of Old Optigenex from July 2002 until July 30, 2004, the date on which a subsidiary of Vibrant Health International acquired the assets of Old Optigenex. From January 1999 until July 2002 Mr. Serbin served as a consultant to various pharmaceutical companies. Mr. Serbin began his career at Schering-Plough Corporation, where he worked in the patent department and represented the domestic operating division. Subsequently, he worked at Revlon Corporation, as its Chief Food, Drug and Cosmetic Counsel. After Revlon, he joined Johnson & Johnson where he was Vice President of Corporate Development and a member of the Board of Directors of Ortho Pharmaceutical Corporation, as well as the Board's eight domestic and international subsidiaries. Mr. Serbin has a BS and a B. Pharmacy from Rutgers University and Rutgers University College of Pharmacy. Mr. Serbin also received a Juris Doctor degree from Seton Hall Law School and a Masters in Law from New York University Graduate School of Law.

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

Joseph W. McSherry - Mr. McSherry was appointed as our Chief Financial Officer on July 30, 2004. Mr. McSherry was previously the Chief Financial Officer of Old Optigenex from June 15, 2004 until July 30, 2004, the date on which a subsidiary of Vibrant Health International acquired the assets of Old Optigenex. Prior to joining our Company, Mr. McSherry held positions as President, Chief Operating Officer and Chief Financial Officer of BlueStone Capital Corp. and Watson Securities Corp. from 1994 to June 2004. Prior to joining BlueStone Capital, Mr. McSherry was Chief Financial Officer for Asset Growth Partners, an investment and merchant banking group. He was responsible for merger and acquisition activity, debt financing, and secondary financing for this public company, and was extensively involved in the bank's strategic planning and management. He is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants, a member of the National Investor Relations Institute and a member of the National Society of Compliance Professionals.

Kenji Kitatani, Ph.D. - Dr. Kitatani was appointed as a Director of our Company on October 1, 2004. Since May 1, 2004, Dr. Kitatani has served as an Executive Advisor for Sony Corporation of Tokyo. From May 2001 until April 30, 2004, Dr. Kitatani served as Executive Vice President, Business Planning, of Sony Corporation of America ("SCA"). In this position, he helped develop, expand and coordinate the business relationships for SCA's operating units, including Sony Electronics Inc., Sony Music Entertainment Inc., Sony Pictures Entertainment and Sony Corporation. He held the additional title of Group Executive Officer, Sony Corporation. Dr. Kitatani joined Sony Corporation in October 1999 as Executive Strategist, Media Content, Broadcasting and Communications. Dr. Kitatani has maintained his own consulting company, Communications Policy and Management Corp. ("CPM") in New York since 1987. Dr. Kitatani holds an M.A. and Ph.D. in Communications Policy, Law and Management from the University of Wisconsin (Madison).

James Favia - Mr. Favia was appointed as a Director of our Company on October 1, 2004. From January 1999 until the present, Mr. Favia has served as a consultant/advisor to Arcavista, a New York based software company, and Donald & Co. a New York based investment banking company. He has had an extensive career in the financial industry, extending from equity analysis to institutional money management to venture capitalist. As an equity analyst he covered the chemical, healthcare and pharmaceutical industries while employed by the Trust Department of Chemical Bank and, later, with Kuhn, Loeb & Company. At Kuhn, Loeb & Company, Mr. Favia was Head of Research and a Partner. At Chemical Bank, Mr. Favia was Head of Research and responsible for managing twenty equity analysts. Mr. Favia was also responsible for the management of institutional portfolios including the Chemical Bank Profit Sharing Plan and a Special Fund that invested in technology and healthcare companies with a market capitalization of at least $100 million; the Special Fund increased money under management from $30 million to $400 million over a period of several years due to appreciation of the portfolio investments. The institutional money managed operation was subsequently spun off as a wholly owned subsidiary of Chemical Bank under the name Favia, Hill with $9 billion under management, of which Mr. Favia was President. Mr. Favia has been a principal and consultant to various venture capital and brokerage firms and has also served on several Boards of Directors. He has also served as a Vice President and Treasurer of The New York Society of Securities Analysts and is a Chartered Financial Analyst.

Michael Mullarkey - was appointed as a Director of our Company on October 1, 2004. Since November 2001, he has been the Chairman of the Board of Directors of Workstream Inc., a company that offers software and services that address the needs of companies to recruit, train, evaluate, motivate and retain their employees and has been Workstream's Chief Executive Officer since April 2001. In April 2003, Mr. Mullarkey assumed the responsibilities of President of Workstream, a position in which he previously served from April 2001 until November 2001. From January 2001 to April 2001, Mr. Mullarkey was a major investor in Allen and Associates Inc., a full service outplacement firm in the United States, which Workstream acquired in April 2001. From January 1998 to September 1999, Mr. Mullarkey was the co-founder and managing director of Information Technology Mergers & Acquisitions, LLC, an investment capital group managing private equity funding and investing in emerging technology markets and organizations. From March 1997 to December 1998, he was the Senior Vice President of sales and marketing for Allin Communications, a publicly traded enterprise solution provider. From October 1989 to February 1997, Mr. Mullarkey was Vice President and General Manager at Sony Corporation of America, a US subsidiary of Sony Corporation.

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

We entered into a two-year employment agreement with Joseph McSherry, our Chief Financial Officer in June 2004. The agreement provides for an annual base salary of $140,000 which may be adjusted from time to time by a majority of the Board of Directors. In addition, Mr. McSherry is eligible to participate in all executive benefit plans and to receive an annual bonus on such terms, at such time and in such amount as determined by the Board of Directors. If we terminate the agreement without cause (as defined in the agreement), or if Mr. McSherry terminates the agreement for good reason (as defined in the agreement), Mr. McSherry is entitled to receive his annual base salary at the rate then in effect and all benefits then afforded to senior executives through the end of the original two-year term, together with expenses incurred as of the date of termination. The agreement contains a non-competition covenant that survives for a period of one year after termination of employment (two years if Mr. McSherry is terminated for cause or resigns without good reason).

Section 16(a) Compliance of Officers and Directors

We did not have a class of securities registered under Section 12(b) or Section 12(g) of the Securities Exchange Act in 2004 and as such, our officers, directors and 10% holders were not subject to the reporting requirements of
Section 16(a).

Code of Ethics

We have submitted a proposed code of ethics that applies to all of our employees including our principal executive officer, principal financial officer and principal accounting officer to our Board of Directors, which is currently under review. We anticipate that the Code of Ethics will be adopted during the second quarter of 2005. Once the code of ethics is adopted, we will make it available on our website at www.optigenex.com. We will also provide to any person without charge, a copy of our code of ethics upon the receipt of a written request sent to our headquarters at 750 Lexington Ave, 6th Floor, New York, NY 10022. We intend to disclose any changes in or waivers from our code of ethics by posting such information on our website or by filing a Form 8-K.

Item 10. Executive Compensation

The following table summarizes compensation information for the last fiscal year for (i) our Chief Executive Officer and (ii) each of our three executive officers other than the Chief Executive Officer who were serving as executive officers of our Company at the end of the fiscal year (collectively, the "Named Executive Officers")


                                                            SUMMARY COMPENSATION TABLE

                                                                                                            Long-Term
                                                                     Annual Compensation                   Compensation
                                                          --------------------------=--------------        ------------
                                                                                                            Securities
                                                                                         All other          underlying
                                                           Salary          Bonus        compensation         options
Name and Principal Position                 Year            ($)             ($)             ($)                 (#)
---------------------------                 ----          ------           -----        ------------         ----------
William Walters (1)                         2004          108,333               --               --           300,000
Chairman of the Board                       2003               --               --               --                --
                                            2002               --               --               --           100,000

Richard Serbin                              2004          170,833           50,000               --           300,000
Chief Executive Officer                     2003           62,500               --               --                --
                                            2002               --               --               --           112,000

Anthony Bonelli (2)                         2004           75,000          100,000               --           250,000
President, Chief Operating Officer

Joseph McSherry (3)                         2004           75,833               --               --           300,000
Chief Financial Officer


______________

(1) Mr. Walters did not begin receiving his salary until June 2004. Currently, he is compensated at the rate of $200,000 per year

(2) Mr. Bonelli joined the Company in August 2004 and is compensated at the rate of $200,000 per year.

(3) Mr. McSherry joined the Company in June 2004 and is compensated at the rate of $140,000 per year.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants

The following table summarizes the options granted to each of the Named Executives in 2004

                        Number of
                        securities      Percent of
                        underlying     total options  Exercise
                         options        granted to     or base
                         granted        employees in   price         Expiration
Name                       (#)          fiscal year   ($/Share)         date
----                     -------       -------------  --------        --------
William Walters          300,000           17.9%       $ 3.00         8/6/2009
Richard Serbin           300,000           17.9%       $ 3.00         8/6/2009
Anthony Bonelli          250,000           14.9%       $ 3.00         8/20/2009
Joseph McSherry          300,000           17.9%       $ 3.00         8/6/2009


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table summarizes the options that were exercised by the Named Executives in 2004 and the value of the remaining unexercised options at December 31, 2004.

                                                                      Number of
                                                                     securities
                                                                     underlying               Value of
                                                                     unexercised            unexercised
                                                                  options at fiscal         in-the-money
                              Shares                                  year-end           options at fiscal
                            acquired on                                  (#)                year end ($)
                             exercise        Value realized         Exercisable/            Exercisable/
Name                            (#)                ($)              Unexercisable        Unexercisable (1)
----                        ------------     ---------------      ------------------     -----------------
William Walters                 --                 --                    400,000/0          $200,000/$0
Richard Serbin                  --                 --                    412,000/0          $224,000/$0
Anthony Bonelli                 --                 --              100,000/150,000          $      0/$0
Joseph McSherry                 --                 --              100,000/200,000          $      0/$0


(1) Our common stock did not trade on an established exchange or on the over the counter market in 2004. The dollar value of these options was based on a stock price of $3.00 per share which is the price at which we sold shares of our common stock in private transactions in December 2004.

Director Compensation

In connection with their appointment as Directors of our Company on October 1, 2004, Mr. Favia, Mr. Mullarkey and Dr. Kitatani were each granted options to purchase 25,000 shares of our common stock at an exercise price of $3.00 per share. These options vested immediately on October 1, 2004, the date of grant.

None of our directors received any compensation for serving in such capacity during fiscal 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 31, 2005 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock.

Unless otherwise indicated, the address of each beneficial owner is in care of Optigenex Inc., 750 Lexington Avenue, Sixth Floor, New York, New York 10022. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

For purposes of this table, a person is deemed to be a beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 31, 2005 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 9,850,141 shares outstanding on March 31, 2005.

                                                                                 Percentage of
                                                 Number of Shares             Shares Beneficially
Name and Address of Beneficial Owner            Beneficially Owned                Owned (1)
------------------------------------            ------------------            -------------------
William Walters                                    1,410,000          (2)             13.8%
Richard Serbin                                     1,397,000          (3)             13.6%
Anthony Bonelli                                      150,000          (4)              1.5%
Joseph McSherry                                      100,000          (5)              1.0%
James Favia                                           25,000          (6)
                                                                                          *
Kenji Kitatani                                        50,000          (7)
                                                                                          *
Michael Mullarkey                                    125,000          (8)              1.3%
Vincent Giampapa                                   1,260,000          (9)             12.4%
Ronald Pero                                          529,819         (10)              5.4%

All directors and executive officers as a
group (7 persons)                                  3,257,000                          29.6%


* less than 1.0%
______________

(1) Computed based upon the total number of shares of common stock underlying options held by that person which are exercisable within 60 days of March 31, 2005.

(2)   Includes options to purchase 400,000 shares of our common stock.

(3)   Includes options to purchase 412,000 shares of our common stock.

(4) Includes options to purchase 150,000 shares of our common stock. Does not include options to purchase 100,000 shares that are not exercisable within 60 days of March 31, 2005.

(5) Includes options to purchase 100,000 shares of our common stock. Does not include options to purchase 200,000 shares that are not exercisable within 60 days of March 31, 2005.

(6)   Includes options to purchase 25,000 shares of our common stock.

(7)   Includes options to purchase 50,000 shares of our common stock.

(8)   Includes options to purchase 25,000 shares of our common stock.

(9)   Includes options to purchase 300,000 shares of our common stock.

(10)  Includes options to purchase 25,000 shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The  following   table  details   information   regarding  our  existing  equity
compensation plans as of December 31, 2004.

                      Equity Compensation Plan Information

                                                                                                 Number of
                                                                                                 securities
                                                                                            remaining available
                                                                                            for future issuance
                                                                                                under equity
                                          Number of securities       Weighted average        compensation plans
                                            to be issued upon        exercise price of           (excluding
                                               exercise of              outstanding              securities
                                          outstanding options,       options, warrants      reflected in column
                                           warrants and rights          and rights                  (a))
Plan Category                                      (a)                      (b)                     (c)
-------------                             --------------------       -----------------      -------------------
Equity compensation plans approved by
security holders                                1,675,000                  $3.00                 3,325,000
                                                ---------              ---------                 ---------
Equity compensation plans not
approved by security holders                    1,511,063                  $2.15                        -0-
                                                ---------              ---------                 ---------

Total                                           3,186,063                  $2.60                 3,325,000
                                                =========              =========                 =========

In July 2004, our shareholders approved the 2004 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to further the growth of Optigenex by allowing the Company to compensate employees and consultants who have provided bona fide services to the Company, through the award of Common Stock of the Company. The maximum number of shares of common stock that may be issued under the Plan is 5,000,000.

The Board of Directors is responsible for the administration of the Plan and has full authority to grant awards under the Plan. Awards may take the form of (i) Stock Options, (ii) Restricted Stock, (iii) Deferred Stock, and/or (iv) Other Stock-Based Awards. The Board of Directors has the authority to determine; (a) the employees and other persons that will receive awards under the Plan, (b) the number of shares covered by each award to be granted to each employee or other person, and (c) the exercise price, term and vesting periods, if any, in connection with the granting of an award.

NON-PLAN OPTIONS

Prior to the merger with Vibrant Health International in July 2004, we issued in the aggregate, options to purchase 681,895 shares to purchase our common stock to various employees and consultants. These options have exercise prices ranging from $0.01 to $2.00. All of the options vested immediately on the dates of the respective grants and have a life of five years. In October 2004, we issued in the aggregate, options to purchase 2,392,500 shares of our common stock to consultants. These options have an exercise price of $3.00 and a term of five years from the respective dates of grant. All of these options vested immediately on the dates of grant.

Item 12. Certain Relationships and Related Transactions

During the fiscal years ended December 31, 2004 and 2003, we had the following related party transactions:

Dr. Vincent Giampapa, a principal stockholder of our Company, purchased approximately $85,000 and $18,000 of our products in fiscal 2004 and 2003, respectively. In addition, in fiscal 2004, we sold approximately $72,000 of our products to a company in which Dr. Giampapa has a significant ownership interest. We also paid Dr. Giampapa consulting fees in the amounts of $55,073 and $77,000 in 2004 and 2003, respectively.

In fiscal 2004, we paid approximately $97,000 in commissions and issued 30,500 warrants to Sands Brothers Inc., a New York based investment bank, in connection with private sales of our common stock. In addition, we paid Sands Brothers $40,000 in connection with a consulting agreement. At the time of these transactions, Mr. William Walters, our Chairman of the Board and a significant stockholder, was the Vice-Chairman of Sands Brothers.

On October 1, 2004, we entered into a one year Service Agreement with Communications Policy and Management Corporation ("CPMC"), a corporation owned by Dr. Kenji Kitatani, a member of our Board of Directors. The purpose of this agreement is to secure the services of Dr. Kitatani as our business representative in Japan. Pursuant to this agreement, we pay a consulting fee of $13,000 per month to CPMC. Dr. Kitatani was also granted options to purchase 50,000 shares of our common stock at an exercise of $3.00 per share. These options vested immediately on October 1, 2004, the date of the grant.

Item 13. Exhibits


Exhibit No.       Title
-----------       -----

2.1               Asset Purchase Agreement dated as of July 30, 2004 by and among Vibrant Health International,
                  Optigenex Acquisition Corp., Thomas H. McAdam and Optigenex Inc. (i)

2.2               Certificate of Ownership and Merger of Vibrant Health International into Optigenex Merger Inc. (i)

2.3               Asset Purchase Agreement dated November 6, 2003 by and among Optigenex Inc. CampaMed LLC, the Pero Family Limited
                  Partnership, Ronald W. Pero, Michael W. Moers, Gerald E. Morris, Oxigene, Inc., E. Gerald Kay, Allen Williams and
                  Anthony Worth (iv)
3.1               Certificate of Incorporation of Registrant - formerly known as Optigenex Merger Inc. (i)

3.2               By-laws of Optigenex Inc. (i)

10.1              Service Agreement dated as of October 1, 2004 by and between Communications Policy and Management
                  Corporation and Optigenex Inc. (ii)

10.2              Employment Agreement dated as of April 10, 2003 by and between Kronogen Sciences Inc.
                  (predecessor to Old Optigenex) and Richard Serbin. (iii)

10.3              Employment Agreement dated as of April 10, 2003 by and between Kronogen Sciences Inc.
                  (predecessor to Old Optigenex) and William Walters. (iii)

10.4              Employment Agreement dated as of April 4, 2003 between Kronogen Sciences Inc. (predecessor to Old Optigenex)
                  and Dr. Vincent C. Giampapa. (iii)

10.5              Employment Agreement dated as of  June 15, 2004 by and between Old Optigenex and Joseph W. McSherry. (iii)

10.6              Employment Agreement dated as of August 16, 2004 by and between Optigenex Inc. and Anthony Bonelli. (iii)

10.7              Optigenex Inc. 2004 Incentive Stock Plan (iii)

10.8              Exclusive License dated April 4, 2003 by and among The Giampapa Institute for Anti-Aging Medical Therapy and
                  Dr. Vincent C. Giampapa (collectively as licensor) and Optigenex Inc. (f/k/a Kronogen Sciences Inc.)
                  (as licensee) (iv)

10.11             Agreement dated November 6, 2003 by and among Optigenex, Pierre Apraxine, Michael L.K. Hwang as executor for the Estate of John B. Elliott, Anthony Christian Flood and Peter Koepke (iv)

31.1              Certification of Chief Executive Officer pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002 (iv)

31.2              Certification of Chief Financial Officer pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002 (iv)

32.1              Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (iv)

32.2              Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (iv)


(i)      Incorporated by reference to our Form 8-K filed on August 12, 2004.
(ii)     Incorporated by reference to our Form 8-K filed on October 7, 2004.
(iii)    Incorporated by reference to our Form 10-QSB filed on January 24, 2005.
(iv)     Filed herewith

Item 14. Principal Accountant Fees and Services

Our Principal Accountant, Goldstein Golub Kessler LLP (the "Firm") has a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed, were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Other services, which do not include Financial Information System Design and Implementation fees, have been provided by TBS. Such fees are related to corporate tax return preparation.

The following is a summary of the fees billed to the Company by Goldstein Golub Kessler LLP for professional services rendered for the fiscal years ended December 31, 2003 and 2004.

                                           2003            2004
                                           ----            ----
Audit Fees                                $35,000        $80,000

We do not currently have a standing audit committee and are in the process of forming an audit committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIGENEX INC.


/s/ Richard Serbin
----------------------------------------------------
Richard Serbin, Chief Executive Officer and Director

Dated: April 14, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                                Date
---------                                   -----                                                ----


/s/ Richard Serbin                      Chief Executive Officer                              April 14, 2005
    --------------------                and Director (Principal Executive Officer)
    Richard Serbin

/s/ Joseph McSherry                     Chief Financial Officer                              April 14, 2005
    --------------------                (Principal Accounting Officer)
    Joseph McSherry

/s/ William Walters                     Chairman of the Board                                April 14, 2005
    --------------------
    William Walters

/s/ James Favia                         Director                                             April 14, 2005
    --------------------
    James Favia

/s/ Kenji Kitatani                      Director                                             April 14, 2005
    --------------------
    Kenji Kitatani

/s/ Michael Mullarkey                   Director                                             April 14, 2005
    --------------------
    Michael Mullarkey


OPTIGENEX INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2004

                                                                  OPTIGENEX INC.

                                                                        CONTENTS
                                                               December 31, 2004
================================================================================

Report of Independent Registered Public Accounting Firm                    1

Financial Statements:

   Balance Sheet                                                           2
   Statement of Operations                                                 3
   Statement of Stockholders' Equity                                       4
   Statement of Cash Flows                                                 5
   Notes to Financial Statements                                         6 - 19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Optigenex Inc.

We have audited the accompanying balance sheets of Optigenex Inc. as of December 31, 2003 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optigenex Inc. as of December 31, 2003 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 21. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 3, 2005

                                                                                                 OPTIGENEX INC.

                                                                                                  BALANCE SHEET
===============================================================================================================

December 31,                                                                          2003              2004
------------                                                                          ----              ----

ASSETS

Current Assets:
  Cash                                                                           $     67,944      $  1,196,568
  Accounts receivable                                                                  80,761
  Inventories                                                                         560,151         2,041,699
  Prepaid expenses and other current assets                                             8,094           321,822
                                                                                 ------------      ------------
      Total current assets                                                            636,189         3,640,850

Property and equipment, at cost, net of accumulated
 depreciation of $ 6,267 and $36,741, respectively                                     48,351           146,720

Intangible assets, net                                                              5,748,700         4,033,484

Other assets                                                                                             63,919
                                                                                 ------------      ------------

      Total Assets                                                               $  6,433,240      $  7,884,973
                                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                          $    502,941      $  1,095,861
  Notes payable                                                                       219,372
  Loans payable - stockholders                                                         15,000
                                                                                 ------------      ------------

      Total current liabilities                                                       737,313         1,095,861
                                                                                                   ------------

Commitments

Stockholders' Equity:
  Preferred stock - $0.001 par value; authorized 5,000,000
   shares, none issued
  Common stock - $0.001 par value; authorized 100,000,000 shares, issued and outstanding 7,053,635 and 9,456,140
   shares, respectively                                                                 7,054             9,457
  Additional paid-in capital                                                        8,467,196        15,351,139
  Accumulated deficit                                                              (2,778,323)       (8,571,484)
                                                                                 ------------      ------------
      Stockholders' equity                                                          5,695,927         6,789,112
                                                                                 ------------      ------------
      Total Liabilities and Stockholders' Equity                                 $  6,433,240      $  7,884,973
                                                                                 ============      ============

                                                                              See Notes to Financial Statements

                                                                                                              2

                                                                  OPTIGENEX INC.

                                                         STATEMENT OF OPERATIONS
================================================================================


Year ended December 31,                               2003              2004
-----------------------                               ----              ----

Net sales                                         $    45,845      $   339,065

Cost of sales                                          16,627          229,675
                                                  -----------      -----------

Gross profit                                           29,218          109,390

Selling, general and administrative expenses        2,656,560        4,497,351

Impairment of intangible assets                                      1,405,200
                                                  -----------      -----------

Net loss                                          $(2,627,342)     $(5,793,161)


Net loss per common share - basic and diluted     $     (0.29)     $     (0.63)
                                                  ===========      ===========

Weighted-average number of common
 shares outstanding - basic and diluted             9,186,140        9,208,371
                                                  ===========      ===========

                                                See Notes to Financial Statments


                                                                                                        OPTIGENEX INC.

                                                                                     STATEMENT OF STOCKHOLDERS' EQUITY
======================================================================================================================


Year ended December 31, 2004
----------------------------
                                                  Common Stock            Additional
                                             Number of                      Paid-in       Accumulated    Stockholders'
                                              Shares        Amount          Capital         Deficit         Equity
                                              ------        ------          -------         -------         ------

Balance at January 1, 2003                  2,500,000    $      2,500    $    247,500    $   (150,981)   $     99,019

Effect of recapitalization                    564,885             565            (565)

Issuance of common stock
  for cash                                  1,100,000           1,100       2,023,900                       2,025,000

Issuance of common stock
  for services                                227,500             228         454,772                         455,000

Issuance of common stock
  in conversion of debt                       105,000             105         209,895                         210,000

Issuance of common stock
  and options for acquisitions              2,556,250            2556       5,409,944                       5,412,500

Issuance of options to consultants                                            121,750                         121,750

Net loss                                                                                   (2,627,342)     (2,627,342)
                                         ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2003                7,053,635           7,054       8,467,196      (2,778,323)      5,695,927

Issuance of common stock for cash           2,377,505           2,378       6,344,628                       6,347,006

Issuance of options to consultants                                            514,340                         514,340

Exercise of stock options                      25,000              25          24,975                          25,000

Net loss                                                                                   (5,793,161)     (5,793,161)
                                         ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2004                9,456,140    $      9,457    $ 15,351,139    $ (8,571,484)   $  6,789,112
                                         ============    ============    ============    ============    ============

                                                                                    See Notes to Financial Statements

                                                                                                                    4


                                                                                        OPTIGENEX INC.

                                                                               STATEMENT OF CASH FLOWS
======================================================================================================

Year ended December 31,                                                      2003             2004
-----------------------                                                      ----             ----
Cash flows from operating activities:
  Net loss                                                               $(2,627,342)     $(5,793,161)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization of intangible assets                                        159,700          400,218
    Depreciation                                                               6,267           30,474
    Stock-based compensation                                                 576,750          514,340
    Impairment of intangible assets                                                         1,405,200
    Exercise of stock options in exchange for services                                         25,000
    Changes in operating assets and liabilities,
     excluding the effects of acquisitions:
      Increase in accounts receivable                                                         (80,761)
      Increase in inventories                                               (560,151)      (1,481,548)
      (Increase) decrease in prepaid expenses
       and other current assets                                              100,156         (313,728)
      Increase in other assets                                                                (63,919)
      Increase in accounts payable and accrued
       expenses                                                              318,020          592,920
                                                                         -----------      -----------
        Net cash used in operating activities                             (2,026,600)      (4,764,965)
                                                                         -----------      -----------

Cash flows from investing activities:
  Patent costs                                                               (69,309)         (90,202)
  Purchases of property and equipment                                        (29,618)        (128,843)

                                                                         -----------      -----------
        Cash used in investing activities                                    (98,927)        (219,045)
                                                                         -----------      -----------

Cash flows from financing activities:
  Proceeds from the issuance of common stock                               2,025,000        6,347,006
  Increase in (repayment of) loans payable - stockholder                     225,000          (15,000)
  Payments on notes payable                                                  (56,529)        (219,372)
                                                                         -----------      -----------
        Net cash provided by financing activities                          2,193,471        6,112,634
                                                                         -----------      -----------

Net increase in cash                                                          67,944        1,128,624
Cash at beginning of year                                                                      67,944
                                                                         -----------      -----------
Cash at end of year                                                      $    67,944      $ 1,196,568
                                                                         ===========      ===========
Supplemental schedule of noncash investing and
  financing activities:

  Stockholder loans converted into common stock                          $   210,000
                                                                         ===========      ===========
  Issuance of common stock and options for services                      $   576,750      $   381,325
                                                                         ===========      ===========
  Issuance of common stock and options for acquisitions                  $ 5,412,500
                                                                         ===========      ===========
  Exercise of stock options in exchange for services                                      $    25,000
                                                                         ===========      ===========
  Notes payable issued for acquisitions                                  $   323,080
                                                                         ===========      ===========

                                                                    See Notes to Financial Statements

                                                                                                    5

                                                                  OPTIGENEX INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
================================================================================

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Optigenex Inc. (the "Company") is engaged in the business of developing and marketing proprietary products based on its patented compound known as AC-11TM.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated by management.

The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Inventories are stated at the lower of cost, determined by the average cost method, or market.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. At December 31, 2004, management performed an evaluation of the carrying value of its intangible assets, which consist primarily of patents and patents pending that were acquired in 2003 (See Note 4 - Acquisitions and Note 7 - Intangible Assets). In connection with this review, management determined that certain of such patents and patents pending were permanently impaired and an impairment charge of $1,405,200 was taken to reflect the write-off of the net book value of the impaired assets.

The  estimated  fair value of notes  payable  and loans  payable -  stockholders
approximates   the  carrying  amount  due  to  the  short-term   nature  of  the
instruments.

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

Depreciation   of  property,   plant  and  equipment  is  provided  for  by  the
straight-line method over the estimated useful lives of the related assets.

Shipping costs are included in cost of sales and amounted to approximately $1,000 and $8,600 for the years ended December 31, 2003 and 2004, respectively.

Research and development costs are expensed when incurred. Research and development costs were approximately $418,000 and $416,000 for the years ended December 31, 2003 and 2004 respectively.

Costs incurred for producing and communicating advertising are expensed as incurred and included in selling, general and administrative expenses in the accompanying statement of operations. Advertising expenses approximated $216,000 and $127,000 for the years ended December 31, 2003 and 2004, respectively.

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

Year ended December 31,                         2003                2004
                                                ----                ----

 Reported net loss                        $   (2,627,342)    $   (5,793,161)

 Deduct: total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of
    related tax effects                               --           (613,822)
                                           --------------     --------------

Proforma net loss                          $   (2,627,342)    $   (6,406,983)

Reported net loss per share
  - basic and diluted                      $        (0.29)    $        (0.63)

Proforma net loss per share
  - basic and diluted                      $        (0.29)    $        (0.70)

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e.,

                                                                  OPTIGENEX INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
================================================================================

the requisite service period or vesting period). The above table reflects the estimated impact that the use of fair value accounting would have had on the Company's net income and net income per share if it had been in effect for the years ended December 31, 2003 and 2004. As the Company is a small business issuer, this standard becomes effective on January 1, 2006. Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Certain 2003 amounts have been reclassified, where appropriate, to conform to the 2004 presentation.

2. MERGER WITH VIBRANT HEALTH INTERNATIONAL:

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

For   accounting   purposes,   this   transaction   was   accounted   for  as  a
recapitalization of Old Optigenex. Accordingly, proforma information is not presented. All per share amounts have been restated to reflect the recapitalization.

                                                                  OPTIGENEX INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
================================================================================

3. LOSS PER SHARE:

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period after giving retroactive effect to the recapitalization. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, consisting of options and warrants outstanding of 706,895 and 3,186,063 for the years ended December 31, 2003 and 2004, respectively, have not been included in the computation of diluted loss per share, as the effect would be anti-dilutive.

4. ACQUISITIONS:

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Such fair values were determined based on estimates.

Property and equipment                                               $   25,000
Intangible assets                                                     2,866,012
                                                                     ----------
Total assets acquired                                                 2,891,012

Current liabilities assumed                                            (128,512)

Notes payable                                                          (150,000)
                                                                     ----------
Net assets acquired                                                  $2,612,500
                                                                     ==========

                                                                  OPTIGENEX INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
================================================================================

Of the $2,866,012 of acquired intangible assets, $251,634 was assigned to registered trademarks, trade names and copyrights, and $2,614,378 was assigned to patents and patents pending which have weighted-average useful lives of approximately 12 and 10 years, respectively.

Additionally, the Company is required to make additional payments to the seller based on a percentage of sales from certain products, as defined in the agreement. The payments are conditional upon sales and will not exceed $500,000. Payments of this contingent purchase price will be recorded as additional costs of the acquisition as incurred. In 2004, the Company made payments totaling approximately $27,500 pursuant to this obligation.

The following summarized pro forma consolidated statement of income (unaudited) assumes the acquisitions occurred at January 1, 2003:

Net sales                                            $      45,845
Net loss                                                (2,813,122)
Net loss per common share - basic and diluted        $       (0.31)

5. INVENTORIES:

Inventories consist of the following:

December 31,                                       2003                 2004
------------                                       ----                 ----

Raw materials                                $     71,690        $   1,640,499
Finished goods                                    488,461              401,200
                                             ------------        -------------
                                             $    560,151        $   2,041,699
                                             ============        =============

6. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

December 31,                         2003           2004       Useful Life
------------                         ----           ----       -----------
Office equipment                  $   7,068      $  69,751      3 to 7 years
Leasehold improvements                              66,160           3 years
Production equipment                 47,550         47,550      3 to 7 years
                                  ---------      ---------      ------------
                                     54,618        183,461
Less accumulated depreciation        (6,267)       (36,741)
                                  ---------      ---------

                                  $  48,351      $ 146,720
                                  =========      =========

                                                                  OPTIGENEX INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
================================================================================

7. INTANGIBLE ASSETS:

Intangible assets, at cost, consist of the following:


December 31,                             2003                          2004
------------                             ----                          ----
                                   Gross       Accumulated       Gross        Accumulated
                                  Amount      Amortization      Amount       Amortization
                                  ------      ------------      ------       ------------
Trademarks, trade names
 and copyrights                 $  251,634    $    4,194     $  259,712       $   29,842
Patents and patents pending      5,656,766       155,506      4,333,690          530,076
                                ----------    ----------     ----------       ----------
                                $5,908,400    $  159,700     $4,593,402       $  559,918
                                ==========    ==========     ==========       ===========


                                                                  OPTIGENEX INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
================================================================================

The Company's long-lived assets and certain identified intangible assets such as patents and trademarks are reviewed in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2004, management has determined that certain of the patents from the Giampapa Acquisition will not be utilized and are not expected to generate any revenue for the foreseeable future. Accordingly, an impairment charge of $1,405,200 was taken to reflect the write-off of the net book value of the impaired assets.

The patents are being amortized over periods of 7 to 16 years, the remaining life of the patents. Patent pending applications will be amortized when the patents are issued. Trademarks, trade names and copyrights are being amortized over 10 years, the remaining estimated useful life.

Amortization expense amounted to approximately $160,000 and $400,000 for the year ended December 31, 2003 and December 31, 2004, respectively. Estimated amortization expense for the next five years is as follows:

Year ending December 31,

        2005                                                             223,000
        2006                                                             223,000
        2007                                                             223,000
        2008                                                             223,000
        2009                                                             223,000

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

December 31,                                 2003             2004
------------                                 ----             ----

Trade accounts payable                  $  102,187       $  871,359
Accrued professional fees                  316,076           55,000
Accrued salaries                            37,500           70,041
Other                                       47,178           99,461
                                        ----------       ----------
                                        $  502,941       $1,095,861
                                        ==========       ==========

                                                                  OPTIGENEX INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
================================================================================







9. NOTES PAYABLE:

Notes  payable   consisted  of   obligations   originated   upon  the  Company's
acquisitions during 2003. The notes are non-interest bearing and due upon demand. These notes payable were paid off in their entirety in 2004.

December 31,                                                 2003
------------                                                 ----
Giampapa acquisition                                      $ 128,080
CampaMed acquisition                                         91,292
                                                          ---------
                                                          $ 219,372
                                                          =========

                                                                  OPTIGENEX INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
================================================================================

10. LOANS PAYABLE - STOCKHOLDERS

Loans payable - stockholders consists of a working capital loan made to the Company. The loan is noninterest-bearing and was repaid in March 2004.

In December 2003, the Company issued 105,000 shares of common stock to stockholders in conversion of $210,000 of loans payable.

11. COMMITMENTS AND CONTINGENCIES:

In June 2004, the Company entered into a noncancelable operating lease for office AND space expiring March 31, 2007. The aggregate minimum future payments under the lease are payable as follows:

Year ending December 31,

       2005                                                              217,989
       2006                                                              217,989
       2007                                                               54,497
                                                                        --------
                                                                        $490,475
                                                                        ========

The lease is subject to escalation for the Company's proportionate share of increases in real estate taxes and porters' wages. The Company sub-leases a portion of its office space for $4,000 per month to an unrelated company on a month to month basis. Net rent expense charged to operations amounted to approximately $43,000 and $169,000 for the years ended December 31, 2003 and 2004, respectively.

As of  December  31,  2004,  the  Company  has  employment  agreements  with key
executives  and  employees  through  July  2006.  The  agreements   provide  for
approximate annual base salaries as follows:

Year ending December 31,

       2005                                                              757,000
       2006                                                              158,000
                                                                        --------
                                                                        $915,000
                                                                        ========

                                                                  OPTIGENEX INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
================================================================================

12. STOCKHOLDERS' EQUITY:

During 2003, the Company sold and issued 1,000,000 shares of common stock at $2.00 per share.

During 2003, the Company issued 284,895 options to consultants for services performed. These options consist of 30,000 options exercisable at $1.00 per share and 254,895 options exercisable at $2.00 per share. The options vested immediately and are exercisable for a period of five years from the date of the respective grants. At the time of these option grants, the market value of the Company's common stock was $3.00 per share. The value of the options aggregating $121,750 has been included in selling, general and administrative expenses for the year ended December 31, 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the year ended December 31, 2003: expected volatility of 0%; risk-free interest rate of 5%; expected lives of 5 years; and no expected dividends.

During 2004, the Company completed private sales of its common stock whereby it sold 2,377,505 shares for net proceeds of $6,347,006. Of this amount, the Company sold 162,500 shares at $2.00 per share and 2,215,005 shares at $3.00 per share. The Company incurred $623,005 of commissions and legal fees related to these private sales, including $96,700 in commissions to Sands Brothers & Co., Ltd., an investment banking firm. The Chairman of the Company was the Vice Chairman of Sands Brothers & Co., Ltd. at the time of the private sales. In connection with the private sales, the Company issued warrants to purchase 111,668 shares of its common stock to its investment bankers and agents, including warrants to purchase 30,500 shares of common stock to Sands Brothers & Co., Ltd. Each warrant allows the holder to purchase one share of common stock at a price of $3.30 per share and is exercisable for a period of five years from the respective date of grant.

During 2004, a consultant exercised an option to purchase 25,000 shares of common stock at an exercise price of $1.00, in exchange for services rendered. The value of the services rendered was $25,000 which was included in selling, general and administrative expenses in the year ended December 31, 2004.

                                                                  OPTIGENEX INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
================================================================================

13. STOCK OPTION PLANS:

In July 2004, the Board of Directors and then sole stockholder of the Company adopted the 2004 Stock Incentive Plan, pursuant to which 5,000,000 shares of common stock have been reserved for issuance. The plan provides for grants of incentive stock options, non-qualified stock options and shares of common stock to employees, non-employee directors and others. In the case of an incentive stock option, the exercise price cannot be less than the fair market value of the Company's common stock on the date of grant. Vesting schedules for options and stock awards and certain other conditions are to be determined by the Board of Directors or a committee appointed by the Board of Directors. During August 2004, options to purchase an aggregate of 1,450,000 shares of common stock with an exercise price of $3.00 per share were granted under this plan. At the time of these option grants, the market value of the Company's common stock was $3.00 per share. These options were issued in the aggregate to four officers and one director.

In October 2004, the Company issued options to purchase an aggregate of 942,500 shares of common stock to various employees and consultants. Of this amount, options to purchase 16,000 shares of common stock at an exercise price of $0.01 and options to purchase 4,500 shares of common stock at an exercise price of $2.00 were granted to two consultants. Of the remaining 922,000 options, 225,000 options were granted in the aggregate to two employees and three directors at an exercise price of $3.00, and 697,000 options were granted to consultants at an exercise price of $3.00. At the time of these option grants, the market value of the Company's common stock was $3.00 per share. All of these options vested immediately.

The value of the 717,500 options issued to consultants, aggregating $514,340 has been included in selling, general and administrative expenses for the year ended December 31, 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the year ended December 31, 2004: expected volatility of 0%; risk-free interest rate of 5.0%; expected lives of 5 years; and no expected dividends.

A summary of the status of the Company's options as of December 31, 2004 and changes during the year then ended is presented below:

                                                              Weighted-
                                                Number        Average
                                                  of          Exercise
                                                Shares         Price
                                                ------         -----

Outstanding at January 1, 2003                  272,000      $   1.00
Granted during 2003                             434,895      $   1.24
                                              ---------      --------
Outstanding at December 31, 2003                706,895      $   1.15

Granted during 2004                           2,392,500      $   2.98
Exercised during 2004                           (25,000)         1.00
                                              ---------      --------
Outstanding at December 31, 2004              3,074,395      $   2.57
                                              =========      ========
Options exercisable at December 31, 2004      2,724,395      $   2.52
                                              =========      ========

                                                                  OPTIGENEX INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
================================================================================

The following table summarizes information for options currently outstanding and exercisable at December 31, 2004:


                              Options Outstanding                  Options Exercisable
                   ---------------------------------------    ---------------------------
                                   Weighted-      Weighted-                     Weighted-
                     Shares         Average        Average      Shares          Average
Range of           Underlying      Remaining      Exercise    Underlying        Exercise
Exercise Prices      Options         Life          Price        Options          Price
---------------    ---------       ---------      --------    -----------      ---------
$0.001                150,000     3.90 years      $   0.001        150,000      $    0.001
$0.01                  16,000     4.75 years           0.01         16,000            0.01
$1.00                 277,000     3.00 years           1.00        277,000            1.00
$2.00                 259,395     3.08 years           2.00        259,395            2.00
$3.00               2,372,000     4.66 years           3.00      2,022,000            3.00

$0.001 - $3.00      3,074,395     3.81 years      $    2.57      2,724,395     $     2.52
                   ==========     ==========     ==========     ==========     ==========

The weighted-average fair value of options granted during the years ended December 31, 2003 and 2004 was $0.97 and $0.54 respectively.

14. INCOME TAXES

The Company has a net operating loss carryforward of approximately $5,500,000 available to offset taxable income through the year 2025.

The tax effects of loss carryforwards and the valuation allowance that give rise to deferred tax assets are as follows:

Net operating losses                                                $ 2,200,000
Less valuation allowance                                             (2,200,000)
                                                                    ------------
Deferred tax assets                                                 $        -0-
                                                                    ============


The difference between income taxes computed at the statutory federal rate of 34% and the benefit for income taxes relates to the following:

December 31,                                            2003          2004
------------                                            ----          ----

Tax benefit at the federal statutory rate               34 %          34 %
Valuation allowance                                    (34)%         (34)%
                                                       ---           ---
                                                        -0-%          -0-%

                                                                  OPTIGENEX INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
================================================================================

15. RELATED PARTY TRANSACTIONS:

The following are related party transactions:

Year ended December 31,                               2003             2004
-----------------------                               ----             ----
Product sales to a 5% stockholder                   $ 18,000         $ 84,851

Product sales to a company whose
   significant stockholder is a 5%
   stockholder of the Company                                        $ 72,167

Consulting fees paid to a 5% stockholder            $ 77,000         $ 55,073

Commissions and consulting fees to an investment
 bank whose former Vice Chairman is the Chairman
 of the Company                                                      $136,700

Consulting fees paid to a Director of the Company                    $ 39,000

Consulting fees paid to companies
 owned by a key employee                            $ 63,000


16. ROYALTY AGREEMENTS:

The Company is obligated, under a royalty agreement, to pay royalties on all sales of certain products including any compound, substance or ingredient derived from Cat's Claw. The maximum amount of royalties due is $347,700 and will be paid based on sales, as defined in the agreement. During 2004, the Company made royalty payments of approximately $27,000 in connection with this agreement.

Additionally, in connection with the CampaMed acquisition, the Company has assumed a royalty obligation based on sales of certain products using the Thiol or Nicoplex Technology. The maximum amount of royalties due is $3,500,000 and will be paid based on sales, as defined in the agreement.

17. SIGNIFICANT CUSTOMERS:

The Company's two largest customers accounted for approximately 25% and 21% of total sales for the year ended December 31, 2004. In addition, these two customers accounting for an aggregate of 46% of total sales for the year were also related parties (See Note 15 - Related Party Transactions). At December 31, 2004, 61% of accounts receivable were from such related parties.

For the year ended December 31, 2003, the Company's largest customer accounted for approximately 39% of total sales. This customer was also a related party.

18. SIGNIFICANT SUPPLIER:

The Company purchases 100% of the raw material for its products from a single supplier located in Brazil. In addition, the Company's proprietary manufacturing and processing equipment is located in a warehouse that is owned by this supplier. At December 31, 2004, approximately $525,000 of inventory was warehoused at this location.

                                                                  OPTIGENEX INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
================================================================================

19. JOINT VENTURE:

In November 2004, the Company entered into a joint venture to develop and market a line of professional hair care products which will contain, as an ingredient, its proprietary compound AC-11Tm . The Company invested $25,000 for a 50% ownership interest in a newly created corporation known as PMO Products Inc., which was formed specifically for the purpose of developing and marketing the hair care products.

The joint venture had no activity in 2004. The investment is included in other assets in the accompanying balance sheet.

20. SUBSEQUENT EVENT:

Subsequent to December 31, 2004, the Company completed private sales of its common stock, whereby it sold 394,001 shares of restricted common stock at a price of $3.00 per share. The Company received gross proceeds of $1,182,003 and paid $65,700 in commissions in connection with these private sales.

21. GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern.

Management intends to raise additional equity capital through the private sale of its common stock to continue funding its ongoing operations. Since December 31, 2004, the Company completed private sale of its common stock whereby it sold 394,001 shares of restricted common stock at a price of $3.00 per share and received gross proceeds of $1,182,003.

There can be no assurances that the Company will be successful in raising additional equity capital on terms acceptable to the Company or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.