Form 10QSB
period 2005-03-31
OPTIGENEX INC.
filed 2005-05-23
CIK 1168776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [ ]   No [X]

         There were 10,116,777 shares of Common Stock outstanding as of May 13, 2005.

         Transitional Small Business Disclosure Format (check one):
                                Yes [ ]   No [X]

                                 OPTIGENEX INC.


                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements (Unaudited)

             Condensed Balance Sheet as of March 31, 2005                     1

             Condensed Statements of Operations for the three months
             ended March 31, 2005 and 2004                                    2

             Condensed Statement of Stockholder's Equity for the
             three months ended March 31, 2005                                3

             Condensed Statements of Cash Flows for the three months
             ended March 31, 2005 and 2004                                    4

             Notes to Condensed Financial Statements                          5

Item 2.   Management's Discussion and Analysis of Financial Condition         8

Item 3.   Controls and Procedures                                            10


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  11

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        11

Item 6.   Exhibits                                                           11

SIGNATURES                                                                   12

                                               PART 1. FINANCIAL INFORMATION


ITEM 1.           CONDENSED FINANCIAL STATEMENTS - UNAUDITED


                                 OPTIGENEX INC.

                             CONDENSED BALANCE SHEET

                                                                        MARCH 31,
                                                                          2005
                                                                      ------------
                                                                       (UNAUDITED)
ASSETS

Current assets:
   Cash                                                               $    861,551
   Accounts receivable                                                     139,719
   Inventories                                                           2,100,620
   Prepaid expenses and other current assets                               359,922
                                                                      ------------

      Total current assets                                               3,461,812

Property and equipment, net                                                140,769
Intangible assets, net                                                   3,995,667
Other assets                                                                49,852
                                                                      ------------

TOTAL ASSETS                                                          $  7,648,100
                                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $    653,855
   Accrued expenses                                                        160,788
                                                                      ------------

      Total current liabilities                                            814,643

Stockholders' equity:
   Preferred stock - $0.001 par value; 5,000,000 shares authorized, none issued
   Common stock - $0.001 par value; 100,000,000 shares authorized,
      9,850,141 shares issued and outstanding                                9,851
   Additional paid-in capital                                           16,487,508
   Accumulated deficit                                                  (9,663,902)
                                                                      ------------
      Total stockholders' equity                                         6,833,457
                                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  7,648,100
                                                                      ============


                  See notes to condensed financial statements

                                 OPTIGENEX INC.

                 CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED



                                                          THREE MONTHS ENDED
                                                               MARCH 31,

                                                         2005          2004
                                                     -----------    -----------
Net sales                                            $   117,296    $    72,541

Cost of sales                                             53,431         32,945
                                                     -----------    -----------

Gross profit                                              63,865         39,596

Selling, general and administrative                    1,156,283        556,534
                                                     -----------    -----------

Net loss                                             $(1,092,418)   $  (516,938)
                                                     ===========    ===========

Net loss per common share - basic and diluted        $     (0.11)   $     (0.07)
                                                     ===========    ===========

Weighted average number of common
   shares outstanding - basic and diluted              9,677,715      7,233,032
                                                     ===========    ===========


See notes to condensed financial statements

                                 OPTIGENEX INC.

       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

                                             COMMON STOCK         ADDITIONAL
                                     -------------------------     PAID-IN     ACCUMULATED
                                        SHARES        AMOUNT       CAPITAL       DEFICIT         TOTAL
                                     -----------   -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 2004            9,456,140   $     9,457   $15,351,139   $(8,571,484)   $ 6,789,112

Issuance of common stock for cash        394,001           394     1,115,909            --      1,116,303

Issuance of options to consultants                                    20,460            --        20,460

Net loss                                      --            --            --    (1,092,418)    (1,092,418)
                                     -----------   -----------   -----------   -----------    -----------

BALANCE - MARCH 31, 2005               9,850,141   $     9,851   $16,487,508   $(9,663,902)   $ 6,833,457
                                     ===========   ===========   ===========   ===========    ===========



See notes to condensed financial statements

                                 OPTIGENEX INC.

                 CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            --------------------------
                                                                2005           2004
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(1,092,418)   $  (516,938)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation                                             11,783          3,134
        Amortization of intangibles                              56,934         92,662
        Stock-based compensation                                 20,460             --
        Equity in loss from joint venture                        14,067
   Changes in operating assets and liabilities:
      Increase in accounts receivable                           (58,958)       (15,568)
      Increase in inventories                                   (58,921)      (387,862)
      Increase in prepaid expenses and
             other current assets                               (38,100)       (24,263)
      Increase in other assets                                       --         (6,669)
      Increase (decrease) in accounts payable                  (217,454)       118,125
      Increase (decrease) in accrued expenses                   (63,764)        35,565
                                                            -----------    -----------
           Net cash used in operating activities             (1,426,371)      (701,814)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Patent costs                                                 (19,117)       (24,706)
   Purchases of property and equipment                           (5,832)            --
                                                            -----------    -----------
           Net cash used in investing activities                (24,949)       (24,706)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock                 1,116,303      1,679,000
   Repayment of loans from stockholders                              --        (15,000)
   Payments on notes payable                                         --       (139,205)
                                                            -----------    -----------
           Net cash provided by financing activities          1,116,303      1,524,795
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH                                (335,017)       798,275

CASH - BEGINNING OF PERIOD                                    1,196,568         67,944
                                                            -----------    -----------
CASH - END OF PERIOD                                        $   861,551    $   866,219
                                                            ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Issuance of options for services                            $    20,460


See notes to condensed financial statements

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Accordingly, the unaudited condensed interim financial statements for the three-month periods ended March 31, 2005 and 2004 include all adjustments
(consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results of operations expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2004 and for the year then ended and the notes thereto, which are contained in the Company's Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

Three months ended March 31,                          2005           2004
                                                  -----------    -----------

Reported net loss                                 $(1,092,418)   $  (516,938)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                         (30,793)            --
                                                  -----------    -----------
Proforma net loss                                 $(1,123,211)   $  (516,938)
                                                  ===========    ===========
Reported net loss per share - basic and diluted   $     (0.11)   $     (0.07)
                                                  ===========    ===========
Proforma net loss per share - basic and diluted   $     (0.12)   $     (0.07)
                                                  ===========    ===========

OPTIGENEX INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED


In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The above table reflects the estimated impact that the use of fair value accounting would have had on the Company's net income and net income per share if it had been in effect for the three months ended March 31, 2005 and 2004. This standard becomes effective on January 1, 2006.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2.           LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, consisting of options and warrants outstanding of 3,283,849 and 706,895 for the three months ended March 31, 2005 and 2004, respectively, have not been included in the computation of diluted loss per share, as the effect would have been anti-dilutive.

NOTE 3.           INVENTORIES

Inventories consisted of the following components at March 31, 2005:

Raw materials           $1,712,988
Finished goods             387,632
                       ------------
                        $2,100,620
                       ============


NOTE 4.           STOCKHOLDERS' EQUITY

The Company completed private sales of its common stock from January through March 2005 whereby 394,001 shares were issued for net proceeds of $1,116,303. The Company incurred $65,700 of commissions related to these private sales. The Company also issued warrants to purchase 66,786 shares of its common stock in connection with these private sales. Each warrant allows the holder to purchase one share of common stock at a price of $3.00 per share and is exercisable for a period of five years from the date of grant.

During the quarter ended March 31, 2005, the Company issued options to purchase 31,000 shares of its common stock to consultants for services performed. These options, which vested immediately, have an exercise price of $3.00 per share and are exercisable for a period of five years from the respective dates of the grants. The value of these options aggregating $20,460 has been included in selling, general and administrative expenses for the three months ended March 31, 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the three months ended March 31, 2005: expected volatility of 0%; risk-free interest rate of 5%; expected lives of 5 years; and no expected dividends.

NOTE 5.           JOINT VENTURE

In November 2004, the Company entered into a joint venture to develop and market a line of professional hair care products which will contain, as an ingredient, its proprietary compound AC-11R. The Company invested $25,000 for a 50% ownership interest in a newly created corporation known as PMO Products Inc., which was formed specifically for the purpose of developing and marketing the hair care products. The Company accounts for this joint venture under the equity

OPTIGENEX INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED


method. During the three months ended March 31, 2005, the joint venture incurred a net loss of $28,134, of which, the Company's 50% share is included in selling, general and administrative expenses.

NOTE 6.           SUBSEQUENT EVENTS

From April 1, 2005 through May 20, 2005 the Company completed additional private sales of its common stock, whereby it sold 266,636 shares of restricted common stock at a price of $3.00 per share. The Company received gross proceeds of $799,909 and paid $79,991 in fees in connection with these private sales.

On April 7, 2005 the Company issued options to purchase 300,000 shares of common stock to its President. These options have an exercise price of $3.00 and a term of five years from the date of the grant. Of the 300,000 options, 150,000 vested immediately on the date of grant and the remaining 150,000 will vest on February 28, 2006.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Condensed Financial Statements and related notes thereto of the Company included elsewhere in this Form 10-QSB.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB constitute forward-looking statements for purposes of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated", "estimates", "plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include those set forth in our most recent report on Form 10-KSB. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

OVERVIEW

Optigenex is an applied DNA Sciences Company which owns a unique patented technology platform that is structured to capitalize on, and exploit, the properties of its patented product known as AC-11R within the wellness, age intervention, personal care markets and in clinically relevant disease states.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are considered to be critical within the SEC definition.

USE OF ESTIMATES

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

REVENUE RECOGNITION

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

INVENTORY

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

INTANGIBLES

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

RESULTS OF OPERATIONS

   Revenues

Our revenues are derived primarily from the sale of our line of nutritional supplements containing AC-11R directly to consumers through our website and selling AC-11R as a bulk ingredient to channel partners who then utilize it in their proprietary products. We began selling our products in the fourth quarter of the fiscal year ended December 31, 2003. Net sales for the three months ended March 31, 2005 were $117,296 compared to net sales of $72,541 for the three months ended March 31, 2004. The increase in sales is due primarily to an increase in bulk sales.

   Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing AC-11R and our line of nutritional supplement products that contain AC-11R. Cost of sales was $53,431 and $32,945 for the three months ended March 31, 2005 and 2004 respectively. Gross profit as a percentage of sales was 54.4% and 54.6% for the three months ended March 31, 2005 and 2004 respectively.

   Selling, General And Administrative Expenses

Selling, general and administrative (SG&A) expenses include salaries, employee benefits, professional fees related to scientific research, legal and accounting fees, rent and other office related expenses. Also included in SG&A are various non-cash expenses such as depreciation, amortization of intangible assets including patents and other intellectual property, and stock-based compensation. SG&A expenses increased $599,749 from $556,534 for the three months ended March 31, 2004 to $1,156,283 for the three months ended March 31, 2005. The primary reasons for the increase in the overall level of SG&A expenses were: (i) increased salary costs due to the hiring of additional employees and senior management personnel; (ii) increased professional fees related to various research initiatives; (iii) increased market and advertising costs; and (iv) increased rent expense.

   Net Loss

Net loss for the year three months ended March 31, 2005 was $1,092,417 or $0.11 per share, compared to $516,938 or $0.07 for the three months ended March 31, 2004. The increase in net loss is primarily attributable to the overall increase in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in 2002, we have financed our operations primarily from the proceeds from private sales of our common stock. From January 1, 2005 through March 31, 2005, we raised $1,182,003 through sale of 394,001 shares of our common stock at a price of $3.00 per share. We paid $65,700 in commissions in connection with these private sales.

At March 31, 2005, we had cash of approximately $862,000 and net working capital of approximately $2,647,000. Of the $2,647,000 in net working capital, approximately $2,101,000 consists of inventory. Over the next twelve months, we expect to incur increased costs related to; (i) marketing and advertising our line of nutritional supplement products; and (ii) scientific research, including professional fees and preclinical and clinical trial expenses related to our biopharmaceutical development initiative.

Our future working capital requirements will depend on numerous factors, including unforeseen costs related to our scientific research initiatives, unexpected increases in raw material costs, increased professional fees as a result of being a public company, increased administrative costs related to our operations and increased capital expenditures to meet future equipment and facility needs. We expect to continue to incur losses for at least the next 12 months. We do not have sufficient capital to sustain us through the next 12 months. We are currently seeking additional funding through the private sale of shares of our common stock and are dependent upon raising additional equity financing to support our operations over the next twelve months. There can be no assurance that we will be successful in raising sufficient capital to fund our working capital requirements on terms acceptable to us, or at all. If we are not successful in raising sufficient capital, it could have a material adverse effect on our business, which may require us to significantly curtail or cease our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective on January 1, 2006.

ITEM 3.           CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Act of 1934. During the quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

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


ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2005 we issued 394,001 shares of our common stock to persons who qualify as "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act of 1933 ("the Act"). We received gross proceeds of $1,182,303 in connection with the sale of these shares and we paid commissions of $65,700 to an investment banking firm. We also issued an aggregate of 66,786 warrants to two financial advisory firms which have an exercise price of $3.00 and a term of five years from the date of grant.

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


ITEM 6.           EXHIBITS

Exhibit No.       Title
-----------       -----

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

Dated: May 23, 2005

OPTIGENEX INC.
    Registrant


By:   /s/ Richard S. Serbin
    ---------------------------------
      Richard S. Serbin
      Chief Executive Officer
      (Principal Executive Officer)


By:   /s/ Joseph W. McSherry
      ---------------------------------
      Joseph W. McSherry
      Chief Financial Officer
      (Principal Financial and Accounting Officer)