Form 10QSB
period 2005-06-30
OPTIGENEX INC.
filed 2005-08-19
CIK 1168776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

               FOR THE TRANSITION PERIOD _________ TO____________

                        COMMISSION FILE NUMBER: 000-51248


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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      There were 10,309,444 shares of Common Stock outstanding as of August 10, 2005.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                 OPTIGENEX INC.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

         Condensed Balance Sheet as of June 30, 2005                           1

         Condensed Statements of Operations for the three and six months
         ended June 30, 2005 and 2004                                          2

         Condensed Statement of Stockholder's Equity for the six months
         ended June 30, 2005                                                   3

         Condensed Statements of Cash Flows for the six months
         ended June 30, 2005 and 2004                                          4

         Notes to Condensed Financial Statements                               5

Item 2.  Management's Discussion and Analysis of Financial Condition           8

Item 3.  Controls and Procedures                                              11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits                                                             12

SIGNATURES                                                                    13

                          PART 1. FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS - UNAUDITED


                                  OPTIGENEX INC.

                              CONDENSED BALANCE SHEET

                                                                       JUNE 30,
                                                                         2005
                                                                      ------------
                                                                      (UNAUDITED)
ASSETS

Current assets:
   Cash                                                               $    379,954
   Accounts receivable                                                      56,775
   Inventories                                                           2,086,830
   Prepaid expenses and other current assets                               354,929
                                                                      ------------
      Total current assets                                               2,878,488

Property and equipment, net                                                128,694
Intangible assets, net                                                   3,938,329
Other assets                                                                46,775
                                                                      ------------
TOTAL ASSETS                                                          $  6,992,286
                                                                      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $    588,272
   Accrued expenses                                                        228,284
   Deferred income                                                           5,329
                                                                      ------------
      Total current liabilities                                            821,885

Stockholders' equity:
   Preferred stock - $0.001 par value; 5,000,000 shares authorized, none issued
   Common stock - $0.001 par value; 100,000,000 shares authorized,
      10,116,777 shares issued and outstanding                              10,117
   Additional paid-in capital                                           17,251,520
   Accumulated deficit                                                 (11,091,236)
                                                                      ------------
      Total stockholders' equity                                         6,170,401
                                                                      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  6,992,286
                                                                      ============

See notes to condensed financial statements

                                             OPTIGENEX INC.

                             CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED


                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                            ----------------------------    ----------------------------
                                                2005            2004            2005            2004
                                            ------------    ------------    ------------    ------------
Net sales                                   $      4,043    $     93,925    $    121,339    $    166,466

Cost of sales                                     15,723          23,577          69,154          56,522
                                            ------------    ------------    ------------    ------------
Gross profit (loss)                              (11,680)         70,348          52,185         109,944

Selling, general and administrative            1,415,654         439,905       2,571,937         996,439
                                            ------------    ------------    ------------    ------------
Net loss                                    $ (1,427,334)   $   (369,557)   $ (2,519,752)   $   (886,495)
                                            ============    ============    ============    ============
Net loss per common share - basic and
diluted                                     $      (0.14)   $      (0.05)   $      (0.26)   $      (0.12)
                                            ============    ============    ============    ============

Weighted average number of common
   shares outstanding - basic and diluted     10,071,543       7,927,659       9,875,717       7,580,346
                                            ============    ============    ============    ============

See notes to condensed financial statements

                                                OPTIGENEX INC.

                      CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED


                                            COMMON STOCK            ADDITIONAL
                                     ---------------------------     PAID-IN      ACCUMULATED
                                        SHARES         AMOUNT         CAPITAL        DEFICIT         TOTAL
                                     ------------   ------------   ------------   ------------    ------------
BALANCE - DECEMBER 31, 2004             9,456,140   $      9,457   $ 15,351,139   $ (8,571,484)   $  6,789,112

Issuance of common stock for cash         660,637            660      1,861,061             --       1,861,721

Issuance of options to consultants         39,320             --         39,320

Net loss                                       --             --             --     (2,519,752)     (2,519,752)
                                     ------------   ------------   ------------   ------------    ------------
BALANCE - JUNE 30, 2005              10,116,777 $         10,117   $ 17,251,520   $(11,091,236)   $  6,170,401
                                     ============   ============   ============   ============    ============


See notes to condensed financial statements

                                    OPTIGENEX INC.

                    CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            --------------------------
                                                                2005          2004
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(2,519,752)   $  (886,495)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation                                             23,858          6,908
        Amortization of intangibles                             114,272        201,432
        Stock-based compensation                                 39,320             --
        Equity in loss from joint venture                        17,144             --
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                 23,986        (49,588)
      Increase in inventories                                   (45,131)      (649,493)
      Increase in prepaid expenses and
             other current assets                               (33,107)       (41,400)
      Increase in other assets                                       --        (38,919)
      Increase (decrease) in accounts payable                  (283,037)       361,873
      Increase (decrease) in accrued expenses                     3,732       (278,454)
      Increase in deferred income                                 5,329             --
                                                            -----------    -----------
           Net cash used in operating activities             (2,653,386)    (1,374,136)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Patent costs                                                 (19,117)       (35,142)

   Purchases of property and equipment                           (5,832)       (47,144)
                                                            -----------    -----------
           Net cash used in investing activities                (24,949)       (82,286)
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock                 1,861,721      4,807,900
   Repayment of loans from stockholders                              --        (15,000)
   Payments on notes payable                                         --       (219,372)
                                                            -----------    -----------
           Net cash provided by financing activities          1,861,721      4,573,528
                                                            -----------    -----------
NET INCREASE (DECREASE) IN CASH                                (816,614)     3,117,106

CASH - BEGINNING OF PERIOD                                    1,196,568         67,944
                                                            -----------    -----------
CASH - END OF PERIOD                                        $   379,954    $ 3,185,050
                                                            ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Issuance of options for services                            $    39,320


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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Accordingly, the unaudited condensed interim financial statements for the three and six-month periods ended June 30, 2005 and 2004 include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results of operations expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2004 and for the year then ended and the notes thereto, which are contained in the Company's Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

                                                  Three Months Ended June 30, Six Months Ended June 30,
                                                  --------------------------  --------------------------
                                                      2005           2004        2005           2004
                                                  -----------    -----------  -----------    -----------
Reported net loss                                 $(1,427,334)   $  (369,557) $(2,519,752)   $  (886,495)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                         (99,793)            --     (130,586)            --
                                                  -----------    -----------  -----------    -----------
Proforma net loss                                 $(1,527,127)   $  (369,557) $(2,650,338)   $  (886,495)
                                                  ===========    ===========  ===========    ===========
Reported net loss per share - basic and diluted   $     (0.14)   $     (0.05) $     (0.26)   $     (0.12)
                                                  ===========    ===========  ===========    ===========
Proforma net loss per share - basic and diluted   $     (0.15)   $     (0.05) $     (0.27)   $     (0.12)
                                                  ===========    ===========  ===========    ===========

OPTIGENEX INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The above table reflects the estimated impact that the use of fair value accounting would have had on the Company's net income and net income per share if it had been in effect for the three months ended March 31, 2005 and 2004. This standard becomes effective for the Company on January 1, 2006.

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

         Six Months Ended June 30,
         -------------------------
            2005            2004
         -----------    ----------
           3,672,513       813,229
         ===========    ==========

These amounts have not been included in the computation of diluted loss per share, as the effect would have been anti-dilutive.

NOTE 3.  INVENTORIES

Inventories consisted of the following components at June 30, 2005:

Raw materials           $1,715,726
Finished goods             371,104
                       -----------
                        $2,086,830
                       ===========

NOTE 4.  STOCKHOLDERS' EQUITY

From April 1, 2005 through June 30, 2005, the Company completed private sales of its common stock whereby it sold 266,636 shares of restricted common stock at a price of $3.00 per share. The Company received gross proceeds of $799,909 and paid a commission of $79,991 to a placement agent. The Company also issued warrants to the placement agent to purchase 26,644 shares of its common stock at a price of $3.00 per share. The warrants are exercisable for a period of five years from the date of grant.

During the quarter ended June 30, 2005, the Company issued options to purchase an aggregate of 58,000 shares of its common stock to two consultants. These options have an exercise price of $3.00 per share and are exercisable for a period of five years from the respective dates of the grants. Of the total, 33,000 vested immediately on the respective dates of the grants and the remaining 25,000 will vest one year from the date of grant.

The value of these options aggregating $39,320 has been included in selling, general and administrative expenses for the six months ended June 30, 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the six months ended June 30, 2005: expected volatility of 0% to 50%; risk-free interest rate of 4%; expected lives of 2 to 5 years; and no expected dividends.

OPTIGENEX INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

On April 7, 2005 the Company issued options to purchase 300,000 shares of common stock to its President. These options have an exercise price of $3.00 and a term of five years from the date of the grant. Of the 300,000 options, 150,000 vested immediately on the date of grant and the remaining 150,000 will vest on February 28, 2006.

NOTE 5.  JOINT VENTURE

In November 2004, the Company entered into a joint venture to develop and market a line of professional hair care products which will contain, as an ingredient, its proprietary compound AC-11R. The Company invested $25,000 for a 50% ownership interest in a newly created corporation known as PMO Products Inc., which was formed specifically for the purpose of developing and marketing the hair care products. The Company accounts for this joint venture under the equity method. During the six months ended June 30, 2005, the joint venture incurred a net loss of $34,287 of which, the Company's 50% share is included in selling, general and administrative expenses.

NOTE 6.  SUBSEQUENT EVENTS

From July 1, 2005 through August 10, 2005, the Company completed additional private sales of its common stock, whereby it sold 192,667 shares of restricted common stock at a price of $3.00 per share. The Company received gross proceeds of $578,000 and paid a commission of $57,800 to a placement agent.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our Condensed Financial Statements and related notes thereto included elsewhere in this Form 10-QSB.

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

OVERVIEW

We are an applied DNA sciences company that owns a patented technology platform that is structured to capitalize on, and exploit, the properties of our patented product known as AC-11R within the wellness, age intervention, personal care markets and in clinically relevant disease states.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Condensed Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are considered to be critical within the SEC definition.

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

RESULTS OF OPERATIONS

Three  months  ended June 30, 2005  compared to the three  months ended June 30,
2004

   Sales

Our sales are derived primarily from the sale of our line of nutritional supplements containing AC-11R directly to consumers through our website and the sale of AC-11R as a bulk ingredient to channel partners who then utilize it in their proprietary products.

Net sales for the three months ended June 30, 2005 were $4,043 compared to net sales of $93,925 for the three months ended June 30, 2004, a decrease of $89,882 or 96%. During the quarter ended June 30, 2005, we accepted the return of a previous sale of bulk AC-11 R from a customer in the amount of approximately $47,000. The original sale occurred in the first quarter of 2005. This return was not made in accordance with our standard return policy. However, we decided to accept this return and as such, sales for the three months ended June 30, 2005 were reduced by the amount of the return.

Supplement sales for the three months ended June 30, 2005 were $28,451 compared to $71,166 for the three months ended June 30, 2004, a decrease of $42,715 or 60%. This decrease is due primarily to a reduction in the retail prices of our supplement products.

Excluding the effect of the $47,000 return described above, sales of bulk AC-11R were $14,273 for the three months ended June 30, 2005, compared to $19,724 for the three months ended June 30, 2004 a decrease of $5,451 or 28%.

   Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing AC-11R and our line of nutritional supplement products that contain AC-11R. Cost of sales was $15,723 and $23,577 for the three months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005, we had a gross loss of $11,680 compared to a gross profit of $70,348 for the three months ended June 30, 2004. A substantial portion of the decrease in gross profit was due to the impact of the $47,000 sales return discussed above. The remaining decrease in gross profit was due to the reduction in the retail prices of our supplement products.

   Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses include salaries, employee benefits, professional fees related to scientific research, legal and accounting fees, rent and other office related expenses. Also included in SG&A are various non-cash expenses such as depreciation, amortization of intangible assets including patents and other intellectual property, and stock-based compensation. SG&A expenses increased $975,749 from $439,905 for the three months ended June 30, 2004 to $1,415,654 for the three months ended June 30, 2005. The primary reasons for the increase in the overall level of SG&A expenses were: (i) increased salary costs due to the hiring of additional employees and senior management personnel; (ii) increased professional fees related to various research initiatives; (iii) increased marketing and advertising costs; (iv) increased legal expense and; (v) increased amortization expense.

   Net Loss

Net loss for the three months ended June 30, 2005 was $1,427,334 or $0.14 per share, compared to a net loss of $369,557 or $0.05 for the three months ended June 30, 2004. The increase in net loss is primarily attributable to the overall increase in SG&A expenses.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

   Sales

Net sales for the six months ended June 30, 2005 were $121,339 compared to $166,466 for the six months ended June 30, 2004, a decrease of $45,127 or 27%.

Supplement sales for the six months ended June 30, 2005 were $71,733 compared to $139,874 for the six months ended June 30, 2004, a decrease of $68,141 or 49%. This decrease is due primarily to a reduction in the retail prices of our supplement products.

Sales of bulk AC-11R were $36,839 for the six months ended June 30, 2005, compared to $20,764 for the six months ended June 30, 2004, an increase of $16,075 or 77%.

   Cost of Sales

Cost of sales were $69,154 and $56,522 for the six months ended June 30, 2005 and 2004, respectively. Gross profit for the six months ended June 30, 2005 was $52,185 compared to $109,944 for the six months ended June 30, 2004, a decrease of $57,759 or 53%. Gross profit as a percentage of sales was 43.0% and 66.0% for the six months ended June 30, 2005 and 2004, respectively. A substantial portion of the decrease in gross profit was due to the impact of the sales return discussed above. The remaining decrease in gross profit was due to the reduction in the retail prices of our supplement products.

   Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses include salaries, employee benefits, professional fees related to scientific research, legal and accounting fees, rent and other office related expenses. Also included in SG&A are various non-cash expenses such as depreciation, amortization of intangible assets including patents and other intellectual property, and stock-based compensation. SG&A expenses increased $1,575,498 from $996,439 for the six months ended June 30, 2004 to $2,571,937 for the six months ended June 30, 2005. The primary reasons for the increase in the overall level of SG&A expenses were: (i) increased salary costs due to the hiring of additional employees and senior management personnel; (ii) increased professional fees related to various research initiatives; (iii) increased marketing and advertising costs; (iv) increased legal expense and; (v) increased amortization expense.

   Net Loss

Net loss for the six months ended June 30, 2005 was $2,519,752 or $0.26 per share, compared to a net loss of $886,495 or $0.12 for the six months ended June 30, 2004. The increase in net loss is primarily attributable to the overall increase in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations as of December 31, 2004 and through the six months ended June 30, 2005, our current rate of cash consumption, the uncertainty of liquidity related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

Our audited and unaudited consolidated financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. Our audited and unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If we fail to raise capital when needed, the lack of capital will have a material adverse effect on our business, operating results and financial condition.

Since our inception in 2002, we have financed our operations primarily from the proceeds from private sales of our common stock. From January 1, 2005 through June 30, 2005, we raised $1,981,912 through sale of 660,637 shares of our common stock at a price of $3.00 per share. We paid $145,691 in commissions in connection with these private sales. Subsequent to June 30, 2005 and through August 15, 2005, we raised an additional $578,000 through the sale of 192,667 shares of our common stock at a price of $3.00 per share. We paid $57,800 in commissions in connection with these private sales.

At June 30, 2005, we had cash of approximately $380,000 and net working capital of approximately $2,057,000. Excluding approximately $2,087,000 of inventory, we have a net working capital deficit of approximately $30,000. Over the next twelve months, we expect to incur increased costs related to; (i) marketing and advertising our line of nutritional supplement products; and (ii) scientific research, including professional fees and preclinical and clinical trial expenses related to our biopharmaceutical development initiative.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company on January 1, 2006.

ITEM 3.  CONTROLS AND PROCEDURES

      a) Evaluation of Disclosure Controls and Procedures: As of June 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      b) Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2005 we sold 266,636 shares of our common stock to persons who qualify as "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act of 1933 ("the Act"). We received gross proceeds of $799,908 in connection with the sale of these shares and we paid commissions of $79,991 to our placement agents. We also issued an aggregate of 26,664 warrants to our placement agents have an exercise price of $3.00 and a term of five years from the respective dates of grant.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.    Title
----------     -----------------------------------------------------------------
31.1           Certification of Chief Executive  Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange
               Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2005

OPTIGENEX INC.
 Registrant


By: /s/ Richard Serbin
  --------------------------------
   Richard Serbin
   Chief Executive Officer
   (Principal Executive Officer)


By: /s/ Joseph McSherry
  --------------------------------
  Joseph McSherry
  Chief Financial Officer
 (Principal Financial Officer and
  Principal Accounting Officer)