Form 10QSB
period 2005-09-30
OPTIGENEX INC.
filed 2005-11-21
CIK 1168776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

      There were 10,450,234 shares of Common Stock outstanding as of November 18, 2005.

      Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                                 OPTIGENEX INC.

                                Table of Contents


PART I      FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements (Unaudited)
                  Condensed Balance Sheet as of September 30, 2005             1

                  Condensed Statements of Operations for the three
                  and nine months ended September 30, 2005 and 2004            2

                  Condensed Statement of Stockholder's Equity for
                  the nine months ended September 30, 2005                     3

                  Condensed Statements of Cash Flows for the nine
                  months ended September 30, 2005 and 2004                     4

                  Notes to Condensed Financial Statements                      5

Item 2.     Management's Discussion and Analysis of Financial
            Condition                                                          9

Item 3.     Controls and Procedures                                           15

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                 16

Item 2.     Unregistered Sales of Equity Securities and Use of
            Proceeds                                                          16

Item 3.     Defaults Upon Senior Securities                                   16

Item 4.     Submission of Matters to a Vote of Security Holders               16

Item 5.     Other Information                                                 16

Item 6.     Exhibits                                                          16

SIGNATURES                                                                    17

1
                          PART 1. FINANCIAL INFORMATION


Item 1.           Condensed Financial Statements - Unaudited


                                 OPTIGENEX INC.

                             Condensed Balance Sheet


                                                                   September 30,
                                                                        2005
                                                                   -------------
                                                                    (Unaudited)
ASSETS

Current assets:
  Cash                                                             $    957,131
  Accounts receivable                                                    65,854
  Inventories                                                         2,389,711
  Prepaid expenses and other current assets                              61,660
                                                                   ------------

    Total current assets                                              3,474,356

Property and equipment, net                                             121,850
Intangible assets, net                                                3,883,991
Other assets                                                            189,388
                                                                   ------------


Total Assets                                                       $  7,669,585
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    717,207
  Accrued expenses                                                      163,243
  Deferred income                                                        18,823
                                                                   ------------

    Total current liabilities                                           899,273

Callable secured convertible notes, net of
discount of $1,263,889                                                   36,111
Common stock warrants                                                    65,000
                                                                   ------------

    Total liabilities                                                 1,000,384

Stockholders' equity:
  Preferred stock - $0.001 par value; 5,000,000
shares authorized,
          none issued
  Common stock - $0.001 par value; 100,000,000
shares authorized,
    10,375,699 shares issued and outstanding                             10,376
  Additional paid-in capital                                         18,829,811
  Accumulated deficit                                               (12,170,986)
                                                                   ------------
    Total stockholders' equity                                        6,669,201
                                                                   ------------


Total Liabilities and Stockholders' Equity                         $  7,669,585
                                                                   ============


See notes to condensed financial statements

                                 OPTIGENEX INC.

                Condensed Statements of Operations - Unaudited



                                                                 Three Months Ended                       Nine Months Ended
                                                                     September 30,                          September 30,
                                                           --------------------------------        --------------------------------
                                                                2005               2004                 2005               2004
                                                           ------------        ------------        ------------        ------------

Net sales                                                  $     40,468        $     83,551        $    161,807        $    250,017

Cost of sales                                                    29,091              48,490              98,245             105,012
                                                           ------------        ------------        ------------        ------------

Gross profit                                                     11,377              35,061              63,562             145,005

Selling, general and administrative                           1,237,285           1,681,256           3,809,222           2,677,695
                                                           ------------        ------------        ------------        ------------

Loss from operations                                         (1,225,908)         (1,646,195)         (3,745,660)         (2,532,690)

Other (income) expense:
  Interest expense                                               44,778                  --              44,778                  --
  Change in fair value of common
    stock warrants                                             (190,936)                 --            (190,936)                 --
                                                           ------------        ------------        ------------        ------------

Net loss                                                     (1,079,750)       $ (1,646,195)         (3,599,502)       $ (2,532,690)
                                                           ============        ============        ============        ============

Net loss per common share - basic
  and diluted                                              $      (0.10)       $      (0.18)       $      (0.36)       $      (0.31)
                                                           ============        ============        ============        ============

Weighted average number of common
  shares outstanding - basic and diluted                     10,305,985           9,158,186          10,020,716           8,110,132
                                                           ============        ============        ============        ============

See notes to condensed financial statements

                                 OPTIGENEX INC.

       Condensed Statement of Changes in Stockholders' Equity - Unaudited



                                                            Common Stock             Additional
                                                    ---------------------------        Paid-in        Accumulated
                                                      Shares           Amount          Capital           Deficit            Total
                                                    ----------      -----------       ----------       -----------      -----------

Balance - December 31, 2004                          9,456,140      $     9,457      $15,351,139       $(8,571,484)     $ 6,789,112

Issuance of common stock for cash                      853,304              853        2,381,068                          2,381,921

Exercise of stock options                               66,255               66                                                  66

Issuance of options to consultants                                                        53,540                             53,540

Beneficial conversion feature
related
  to callable secured convertible
notes                                                                                  1,300,000                          1,300,000

Allocation of note proceeds to
warrants                                                                                (255,936)                          (255,936)


Net loss                                                    --               --               --        (3,599,502)      (3,599,502)
                                                    ----------      -----------      -----------      ------------       -----------
Balance - September 30, 2005                        10,375,699      $    10,376      $18,829,811      $(12,170,986)      $ 6,669,201
                                                    ==========      ===========      ===========      ============       ===========

See notes to condensed financial statements

                                 OPTIGENEX INC.

                 Condensed Statements of Cash Flows - Unaudited

                                                        Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2005             2004
                                                   -----------      -----------
Cash flows from operating activities:
  Net loss                                         $(3,599,502)     $(2,532,690)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                      36,174           18,691
      Amortization of intangibles                      171,610          300,406
      Amortization of debt discount                     36,111               --
      Amortization of deferred financing costs           2,778               --
      Stock-based compensation                          53,540               --
      Equity in loss from joint venture                  9,334               --
      Income from change in value of warrants         (190,936)              --
  Changes in operating assets and
liabilities:
    (Increase) decrease in accounts receivable          14,907          (44,933)
    Increase in inventories                           (348,012)      (1,443,582)
    (Increase) decrease in prepaid
      expenses and other current assets                260,162          (19,548)
    (Increase) decrease in other assets                  2,419          (38,919)
    Increase (decrease) in accounts payable           (154,102)         405,718
    Decrease in accrued expenses                       (61,309)        (286,440)
    Increase in deferred income                         18,823               --
                                                   -----------      -----------
        Net cash used in operating
          activities                                (3,748,003)      (3,641,297)
                                                   -----------      -----------

Cash flows from investing activities:
  Patent costs                                         (22,117)         (76,451)
  Purchases of property and equipment                  (11,304)        (128,843)
  Investment in joint venture                          (40,000)              --
                                                   -----------      -----------
        Net cash used in investing
          activities                                   (73,421)        (205,294)
                                                   -----------      -----------

Cash flows from financing activities:
  Proceeds from the sale of convertible
    note                                             1,300,000               --
  Proceeds from the issuance of common
    stock                                            2,381,987        5,723,007
  Deferred financing costs                            (100,000)              --
  Repayment of loans from stockholders                      --          (15,000)

  Payments on notes payable                                 --         (219,372)
                                                   -----------      -----------
        Net cash provided by financing
          activities                                 3,581,987        5,488,635
                                                   -----------      -----------

Net increase (decrease) in cash                       (239,437)       1,642,044

Cash - beginning of period                           1,196,568           67,944
                                                   -----------      -----------
Cash - end of period                               $   957,131      $ 1,709,988
                                                   ===========      ===========

Supplemental schedule of cash flow information:
  Cash paid for interest                           $    34,666               --

Supplemental schedule of non-cash
investing and financing activities:

  Allocation of convertible note
proceeds to
    beneficial conversion feature
    feature                                        $ 1,300,000               --
  Allocation of convertible note
proceeds to warrants                               $  (255,936)              --


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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Accordingly, the unaudited condensed interim financial statements for the three and nine-month periods ended September 30, 2005 and 2004 include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results of operations expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2004 and for the year then ended and the notes thereto, which are contained in the Company's Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

                                                                 Three Months Ended                       Nine Months Ended
                                                                     September 30,                          September 30,
                                                           --------------------------------        --------------------------------
                                                                2005               2004                 2005               2004
                                                           ------------        ------------        ------------        ------------

Reported net loss                                          $ (1,079,750)       $ (1,646,195)       $ (3,599,502)       $ (2,532,690)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                                   (99,793)           (434,529)           (230,379)           (434,529)
                                                           ------------        ------------        ------------        ------------
Proforma net loss                                          $ (1,179,543)       $ (2,080,724)       $ (3,829,881)       $ (2,967,219)
                                                           ============        ============        ============        ============
Reported  net  loss  per  share
basic and diluted                                          $      (0.10)       $      (0.18)       $      (0.36)       $      (0.31)
                                                           ============        ============        ============        ============
Proforma  net  loss  per  share
basic and diluted                                          $      (0.11)       $      (0.23)       $      (0.38)       $      (0.37)
                                                           ============        ============        ============        ============

OPTIGENEX INC.

Notes to Condensed Financial Statements - Unaudited

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The above table reflects the estimated impact that the use of fair value accounting would have had on the Company's net income and net income per share if it had been in effect for the nine months ended September 30, 2005 and 2004. This standard becomes effective for the Company on January 1, 2006.

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

  Nine Months Ended
    September 30,
----------------------
   2005        2004
-----------  ---------
 3,643,058   2,243,563
===========  =========

These amounts have not been included in the computation of diluted loss per share, as the effect would have been anti-dilutive.

Note 3.           Inventories

Inventories consisted of the following components at September 30, 2005:

Raw materials           $2,004,511
Finished goods             385,200
                        ----------
                        $2,389,711
                        ==========

Note 4.           Stockholders' Equity

During the three month period ended September 30, 2005, the Company completed private sales of its common stock, whereby it sold 192,667 shares of restricted common stock at a price of $3.00 per share. The Company received gross proceeds of $578,000 and paid a commission of $57,800 to a placement agent. The Company also issued a warrant to the placement agent to purchase 19,267 shares of its common stock at a price of $3.00 per share. The warrant is exercisable for a period of five years from the date of grant.

During the quarter ended September 30, 2005, the Company issued options to purchase an aggregate of 4,000 shares of its common stock to a consultant. These options have an exercise price of $3.00 per share and are exercisable for a period of five years from the dates of the grant. These options vested immediately on the date of the grant. The value of the option of $2,720 has been included in selling, general and administrative expenses for the three months ended September 30, 2005. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility 50%; risk-free interest rate of 4%; expected life of 5 years; and no expected dividends.

OPTIGENEX INC.

Notes to Condensed Financial Statements - Unaudited

Note 5.           Joint Ventures

In November 2004, the Company entered into a joint venture to develop and market a line of professional hair care products which will contain, as an ingredient, its proprietary compound AC-11. The Company invested $25,000 for a 50% ownership interest in a newly created corporation known as PMO Products Inc., which was formed specifically for the purpose of developing and marketing the hair care products. The Company accounts for this joint venture under the equity method. During the nine months ended September 30, 2005, PMO Products Inc. had net income of $0.

In July 2005, the Company invested $40,000 for a 50% ownership interest in Prometheon Labs, LLC. Prometheon was formed for the purpose of developing and marketing a line of oral nutritional supplements containing AC-11. The
Company accounts for this joint venture under the equity method. During the nine months ended September 30, 2005, Prometheon incurred a net loss of $18,668 of which, the Company's 50% share is included in selling, general and administrative expenses.

Note 6.           Callable Secured Convertible Notes

On August 31, 2005, the Company entered into a Securities Purchase Agreement with four accredited investors ("Note Holders") for the sale of up to (i) $4,000,000 in Callable Secured Convertible Notes (the "Convertible Notes") and
(ii) warrants to purchase up to 625,000 shares of its common stock. The Convertible Notes bear interest at 8% and have a maturity date of three years from the date of issuance. The Company is not required to make any principal payments during the term of the Convertible Notes. The Convertible Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the Notes is due upon the occurrence of an event of default.

The warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $4.50 per share. In addition, the conversion price of the Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the initial fixed conversion price of $3.20, with the exception of any shares of common stock issued in connection with the Convertible Notes. The conversion price of the Convertible Notes and the exercise price of the warrants may also be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the Note Holders' position. The Note Holders have contractually agreed to restrict their ability to convert their Convertible Notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Note Holders and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Note Holders registration rights and a security interest in substantially all of the Company's assets. The Company has the right to prepay the Convertible Notes under certain circumstances at a premium ranging from 25% to 50% of the depending on the timing of such prepayment.

The Note Holders' are contractually obligated to purchase the Convertible Notes in three installments. On August 31, 2005, the Company sold $1,300,000 of Convertible Notes and issued warrants to purchase 203,124 shares of its common stock (the "First Installment"). The Company received net cash proceeds of $1,165,334 after the payment of transaction costs of $100,000 and prepaid interest of $34,666. The transaction costs have been capitalized and will be expensed over the term of the three year term of Convertible Notes. The prepaid interest represents four months of interest on the Convertible Notes and will be amortized to interest expense accordingly. The Company is then required to pay interest on a quarterly basis to the Note Holders.

On October 19, 2005, following the filing of the Company's registration statement on October 17, 2005, the Company sold an additional $1,350,000 of Convertible Notes to the Note Holders and issued warrants to purchase 210,938 shares of its common stock (the "Second Installment"). The Note Holders are obligated to purchase an additional $1,350,000 of Convertible Notes upon the Company's registration statement being declared effective (the "Third Installment"). In connection with the Third Installment, the Company will issue warrants to purchase 210,938 shares of its common stock to the Note Holders.

OPTIGENEX INC.

Notes to Condensed Financial Statements - Unaudited

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company allocated the proceeds from the sale of $1,300,000 of Convertible Notes on August 31, 2005, between the relative fair values of the warrants and the debt. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $3.25, exercise price of warrants $4.50, risk-free interest rate of 4.0%, expected volatility of 50% and expected life of five years. The resulting fair value of the warrants of $255,936 was recorded as a debt discount. The Company calculated a beneficial conversion feature related to the remaining proceeds of $1,044,064 allocated to the debt portion of the Convertible Notes. This calculation resulted in a beneficial conversion feature which was greater than the amount of the allocated proceeds of $1,044,064. Accordingly, the Company recorded an additional debt discount of $1,044,064. The total debt discount of $1,300,000 will be amortized to interest expense over the three year term of the Convertible Notes.

A summary of the Callable Secured Convertible Notes at September 30, 2005 is as follows:

Callable Secured Convertible Notes; 8% per annum;
due August 31, 2008                                                 $ 1,300,000

Debt Discount, net of accumulated amortization of $36,111            (1,263,889)
                                                                    -----------
Total                                                               $    36,111
                                                                    ===========

Pursuant to the terms of a registration rights agreement entered into with the Note Holders, the Company is obligated to register for resale, within a defined time period, the shares underlying the warrants that were issued to the Note Holders under the Securities Act of 1933, as amended. The terms of the registration rights agreement provide that in the event that the registration statement does not become effective prior to December 30, 2005, the Company is required to pay to the Note Holders as liquidated damages, an amount equal to 2% per month of the outstanding principal amount of the Convertible Notes. This amount may be paid in cash or, at the Company's option, in shares of common stock priced at the conversion price then in effect on the date of the payment.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," the fair value of the warrants amounting to $255,936 was recorded as a liability on the closing date of August 31, 2005. The fair value of the warrants was calculated using the Black-Scholes valuation model with the following assumptions: market price of common stock on the date of grant of $3.25, exercise price of warrants $4.50, risk-free interest rate of 4.0%, expected volatility of 50% and expected life of five years. The Company is required to re-measure the fair value of the warrants at each reporting period until the registration statement is declared effective. Accordingly, the Company measured the fair value of the warrants at September 30, 2005 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.68, exercise price of warrants $4.50, risk-free interest rate of 4.0%, expected volatility of 100% and expected life of five years. This resulted in a fair market value for the warrants of $65,000 at September 30, 2005. The decrease in the fair market value of the warrants from $255,936 to $65,000 resulted in non-cash other income of $190,936.

Upon the Company meeting its obligation to register the securities, the fair value of the warrants on that date will be reclassified to equity.

Item 2.           Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our Condensed Financial Statements and Notes thereto included elsewhere in this Form 10-QSB.

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

Overview

We develop and market proprietary products that are designed to counter the negative effects of aging by supporting the body's natural ability to repair and maintain its DNA. Our patented compound AC-11 is a bioactive form of the medicinal herb known as Uncaria tomentosa which is indigenous to the Amazon rainforest and other tropical areas of South and Central America. AC-11 is manufactured for us by the Centroflora Group of Sao Paulo, Brazil, using a patented process that we own which delivers a standardized, water soluble extract. Production is achieved in a state-of-the-art facility utilizing specialized manufacturing equipment that we own.

In in-vitro studies and clinical trials, AC-11 has been shown to increase the body's natural ability to repair DNA damage at the cellular level. DNA is the body's "blueprint" of life and it carries the molecular code that serves as a genetic map for cellular reproduction and health. DNA continually replicates itself and as the body ages, DNA begins to lose this capacity and the formation of flawed copies increases. The National Institutes of Health (NIH) has chronicled the relationship between DNA damage and the onset of a number of diseases. Among the known causes of DNA damage are pollution and hydrocarbons, ultraviolet rays (including exposure to sunlight), environmental toxins, oxidative stress and lifestyle choices such as smoking, drinking alcohol, and strenuous exercise. In addition, AC-11 has also demonstrated positive results as an anti-inflammatory agent, an immune system enhancer, and an anti-tumor agent.

Retail Sales

Our product line consists of Activar AC-11, an oral nutritional supplement that we sell direct to the consumer through our Internet website. We also sell Activar AC-11 through iVillage, a leading health information
Internet website. Our product is promoted via iVillages' health and beauty, fitness, skin care and anti-aging channels. We have a revenue sharing arrangement with iVillage for product sold through their website.

We also sell AC-11 as a bulk ingredient to companies in the nutraceutical and cosmeceutical industries who in turn utilize it in their proprietary products. We intend to create revenues from licensing and selling AC-11 as a bulk ingredient to other nutraceutical and cosmeceutical companies as well as companies in the personal care, skin care, hair care, and fitness beverage industries. We intend to pursue licensing and royalty agreements with companies in both domestic and international markets.

We are currently developing a line of proprietary, topical skin care, eye care and sun care products that include AC-11 as an ingredient. We intend to market these products through our Internet website and TV infomercials. We intend to purchase commercial time on demographically targeted programming on both national broadcast and cable TV outlets.

Joint Ventures

In November 2004, we entered into a joint venture with the principals of Pierre Michel Salon, a leading New York City based hair salon to develop and market a line of professional hair care products that contain AC-11 as an ingredient.
In August 2005, this joint venture known as PMO Products Inc., commenced sales of six products, a daily shampoo, daily conditioner, leave-in conditioner, hair volumizer, scalp treatment and conditioning masque. These products are being sold exclusively at the Pierre Michel Salon in New York City. We own 50% of PMO Products, Inc.

In July 2005, Prometheon Labs, LLC was formed for the purpose of developing and marketing an oral nutritional supplement containing AC-11 in combination with eight other herbal ingredients. The product, Avatar 8 is formulated to help reduce inflammation, restore joint function and initiate tissue repair. In September 2005, Prometheon began selling Avatar 8 through retail outlets and through its Internet website. We own 50% of Prometheon Labs.

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

Inventory

Our inventories are stated at the lower of cost, determined by the average cost method, or market. Our inventories consist of (i) raw materials that we purchase from a sole supplier in Brazil (ii) our proprietary compound known as AC-11 which is manufactured in Brazil and (iii) finished nutritional supplement products that are produced by a contract manufacturer in the United States. We periodically review our inventories for evidence of spoilage and/or obsolescence.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

      Sales

Our sales are derived primarily from the sale of our proprietary product
Activar AC-11, an oral nutritional supplement that we sell direct to the consumer through our Internet website. We also sell Activar AC-11 through iVillage, a leading health information Internet website. Our product is promoted via iVillages' health and beauty, fitness, skin care and anti-aging channels. We have a revenue sharing arrangement with iVillage for product sold through their website. We also sell AC-11 as a bulk ingredient to companies in the nutraceutical and cosmeceutical industries who in turn utilize it in their proprietary products. In certain instances, we may earn royalties based on the sales of products that contain AC-11 as an ingredient.

In total, our net sales for the three months ended September 30, 2005 were $40,468 compared to net sales of $83,551 for the three months ended September 30, 2004, a decrease of $43,083 or 52%.

Our net supplement sales for the three months ended September 30, 2005 were $19,166 compared to $46,991 for the three months ended September 30, 2004, a decrease of $27,825 or 59%. This decrease is due to a reduction in the retail selling price of Activar AC-11 which occurred during the second quarter of 2005 and a decrease in unit sales from 2004 to 2005.

Sales of bulk AC-11 were $3,500 for the three months ended September 30, 2005, compared to $33,266 for the three months ended September 30, 2004 a decrease of $29,766 or 89%. This decrease was due to lower order levels from existing customers in 2005 versus 2004.

For the three months ended September 30, 2005, we earned royalties of $17,892 from the sale of products containing AC-11. We did not earn royalties in 2004.

      Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing bulk AC-11 and our nutritional supplement product Activar AC-11. Cost of sales was $29,091 and $48,490 for the three months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005, gross profit was $11,377 or 28% compared to gross profit of $35,061 or 42% for the three months ended September 30, 2004. The decrease in gross profit was due primarily to the reduction in sales of bulk AC-11 which carries a higher gross margin than Activar AC-11. The reduction in the retail selling price of Activar AC-11 also contributed to the overall decrease in gross profit.

      Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses include salaries, employee benefits, professional fees related to scientific research, legal and accounting fees, rent and other office related expenses. Also included in SG&A are various non-cash expenses such as depreciation, amortization of intangible assets including patents and other intellectual property, and stock-based compensation. SG&A expenses decreased $443,971 from $1,681,256 for the three months ended September 30, 2004 to $1,237,285 for the three months ended September 30, 2005. The primary reasons for the decrease in the overall level of SG&A expenses were:
(i) a decrease in employee compensation expense due primarily to bonus payments made in 2004; (ii) a decrease in professional fees related to various research initiatives and; (iii) a decrease in legal expense. These decreases were partially offset by an increase in advertising and marketing expenses in 2005 versus 2004.

      Interest Expense

Interest expense consists of interest paid on the principal balance of the Convertible Notes and the amortization of the debt discount associated with the Convertible Notes (See Note 6 to the Financial Statements). Interest expense for the three months ended September 30, 2005 was $44,778. We did not incur interest expense in 2004.

      Other Income

Other income of $190,936 consists of the change in the carrying value of the liability for the common stock warrants issued in connection with the sale of the Convertible Notes (See Note 6 to the Financial Statements).

      Net Loss

Net loss for the three months ended September 30, 2005 was $1,079,750 or $0.10 per share, compared to a net loss of $1,646,195 or $0.18 for the three months ended September 30, 2004. The decrease in net loss is primarily attributable to the overall decrease in SG&A expenses.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

      Sales

In total our net sales for the nine months ended September 30, 2005 were $161,807 compared to $250,017 for the nine months ended September 30, 2004, a decrease of $88,210 or 35%.

Net supplement sales for the nine months ended September 30, 2005 were $90,900 compared to $186,865 for the nine months ended September 30, 2004, a decrease of $95,965 or 51%. This decrease is due to a reduction in the retail selling price of Activar AC-11 which occurred during the second quarter of 2005 and a decrease in unit sales from 2004 to 2005.

Sales of bulk AC-11 were $40,337 for the nine months ended September 30, 2005, compared to $54,030 for the nine months ended September 30, 2004, a decrease of $13,693 or 25%. This decrease was due to lower order levels from existing customers in 2005 versus 2004.

For the nine months ended September 30, 2005, we earned royalties of $17,892 from the sale of products containing AC-11. We did not earn royalties in 2004.

      Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing bulk AC-11 and our nutritional supplement product Activar AC-11. Cost of sales was $98,245 and $105,012 for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, gross profit was $63,562 or 39% compared to gross profit of $145,005 or 58% for the nine months ended September 30, 2004. The decrease in gross profit was due primarily to the reduction in sales of bulk AC-11 which carries a higher gross margin than Activar AC-11. The reduction in the retail selling price of Activar AC-11 also contributed to the overall decrease in gross profit.

      Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses include salaries, employee benefits, professional fees related to scientific research, legal and accounting fees, rent and other office related expenses. Also included in SG&A are various non-cash expenses such as depreciation, amortization of intangible assets including patents and other intellectual property, and stock-based compensation. SG&A expenses increased $1,131,527 from $2,677,695 for the nine months ended September 30, 2004 to $3,809,222 for the nine months ended September 30, 2005. The primary reasons for the increase in the overall level of SG&A expenses were increased: (i) salary costs due to the hiring of additional employees and senior management personnel; (ii) professional fees related to various research initiatives; (iii) marketing and advertising costs; (iv) legal expense; and (v) amortization expense.

      Interest Expense

Interest expense consists of interest paid on the principal balance of the Convertible Notes and the amortization of the debt discount associated with the Convertible Notes (See Note 6 to the Financial Statements). Interest expense for the nine months ended September 30, 2005 was $44,778. We did not incur interest expense in 2004.

      Other Income

Other income of $190,936 consists of the change in the carrying value of the liability for the common stock warrants issued in connection with the sale of the Convertible Notes (See Note 6 to the Financial Statements).

      Net Loss

Net loss for the nine months ended September 30, 2005 was $3,599,502 or $0.36 per share, compared to a net loss of $2,532,690 or $0.31 for the nine months ended September 30, 2004. The increase in net loss is primarily attributable to the overall increase in SG&A expenses.


LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations as of December 31, 2004 and for the nine months ended September 30, 2005, our current rate of cash consumption and the uncertainty of liquidity related initiatives described below, there is substantial doubt as to our ability to continue as a going concern.

Our audited and unaudited consolidated financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. Our audited and unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

At September 30, 2005, we had cash of approximately $957,000 and net working capital of approximately $2,575,000. Excluding approximately $2,390,000 of inventory, we have net working capital of approximately $185,000. Over the next twelve months, we expect to incur increased costs related to: (i) marketing and advertising our nutritional supplement products and the proprietary topical skin care, eye care and sun care products that we are currently developing, including costs related to the production of an Infomercial and the purchase of media time; and (ii) the build-up of inventory of our proprietary topical skin care, eye care and sun care products.

Our future working capital requirements will depend on numerous factors, including unexpected increases in raw material costs, increased costs related to the manufacturing of our finished products, and increased costs related to marketing and advertising our products, including the cost of producing an Infomercial and purchasing media time. We expect to continue to incur losses for at least the next 12 months.

On August 31, 2005, we entered into a securities purchase agreement with four investment funds for the sale in three installments of an aggregate of $4,000,000 of callable secured convertible notes and five-year warrants to purchase 625,000 shares of our common stock at $4.50 per share. The notes bear interest at the rate of 8% per annum, payable quarterly. The notes are convertible into shares of our common stock at any time, at the investors' option, at the lower of $3.20 per share, or 60% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days ending the day before the conversion date. We sold $1,300,000 of secured convertible notes and issued warrants to purchase an aggregate of 203,124 shares of our common stock on August 31, 2005. We are not required to make payments of principal during the three-year term of the secured convertible notes which mature on August 31, 2008. We sold $1,350,000 of secured convertible notes on October 19, 2005, upon the filing of a registration statement covering the resale of shares underlying the secured convertible notes and warrants. We issued warrants to purchase 210,938 shares of our common stock as part of this second installment. We are not required to make payments of principal during the three-year term of the secured convertible notes which mature on October 19, 2008. We are obligated to sell secured convertible notes in the amount of $1,350,000 within two days of our registration statement being declared effective. We will issue warrants to purchase 210,938 shares of our common stock as part of the third installment. We have the right to prepay the secured convertible notes under certain circumstances at a premium ranging from 25% to 50% depending on the timing of such prepayment. We have granted the investors a security interest in substantially all of our assets.

We believe that our current cash on hand plus the proceeds from the sale of an additional $1,350,000 of secured convertible notes may not be sufficient to sustain us through the next 12 months. In addition, we will not be able to sell the $1,350,000 of secured convertible notes until such time as our registration statement discussed in the previous paragraph is declared effective by the Securities Exchange Commission. In the event that our registration statement is not declared effective, we will have to curtail our operations, including the marketing and advertising of our line of proprietary topical skin care, eye care and sun care products. This will have a negative impact on our business and may adversely impact our ability to raise additional funds. In addition, the fact that we currently have an aggregate of $2,650,000 in secured convertible notes outstanding, may hinder our ability to raise additional debt or equity capital and accordingly, there can be no assurance that we will be successful in raising sufficient capital to fund our working capital requirements on terms acceptable to us, or at all. If we are not successful in raising sufficient capital we may not be able to continue our business.

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

Item 3.           Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures: As of September 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2005, we sold 192,667 shares of our common stock to persons who qualify as "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act of 1933 ("the Act"). We received gross proceeds of $578,000 in connection with the sale of these shares and we paid commissions of $57,800 to a placement agent. We also issued an aggregate of 19,267 warrants to the placement agent, which have an exercise price of $3.00 and a term of five years from the dates of grant.

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

In connection with our sale of $1,300,000 of callable secured convertible notes on August 31, 2005, we issued warrants to purchase 203,124 shares of our common stock to the purchasers of the convertible notes. The warrants have an exercise price of $4.50 and a term of five years.

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

Dated:      November 21, 2005

OPTIGENEX INC.
 Registrant


By:   /s/ Anthony Bonelli
      -----------------------------
      Anthony Bonelli
      Chief Executive Officer
      (Principal Executive Officer)


By:   /s/ Joseph McSherry
      -----------------------------
      Joseph McSherry
      Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)