Form 10QSB/A
period 2005-09-30
OPTIGENEX INC.
filed 2006-02-02
CIK 1168776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

                       Statement Regarding this Amendment

We are amending our quarterly report on Form 10-QSB for the period ended September 30, 2005, as originally filed on November 21, 2005. We have amended the financial statements and the notes to the financial statements to correct the accounting for the embedded conversion feature of the Callable Secured Convertible Notes and to correctly compute earnings per share for the reverse merger that occurred during the period. Accordingly, the balance sheet has been restated to record a liability at September 30, 2005 amounting to $1,553,659 for the fair value of the embedded derivative feature. The statement of operations for the three and nine-month periods have been restated to reflect an increase in net loss by $509,595 or $0.05 per share for the additional charges relating to valuing the embedded derivative liability at inception and the subsequent change in value of the liability. In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed on November 21, 2005. The impact of the restated earnings per share for the reverse merger that occurred during the period has increased the loss per share by $0.04 for the nine months ended September 30,2005.

                                 OPTIGENEX INC.

                                Table of Contents


PART I      FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements - RESTATED (Unaudited)
                  Condensed Balance Sheet as of September 30, 2005             1

                  Condensed Statements of Operations for the three
                  and nine months ended September 30, 2005 and 2004            2

                  Condensed Statement of Stockholder's Equity for
                  the nine months ended September 30, 2005                     3

                  Condensed Statements of Cash Flows for the nine
                  months ended September 30, 2005 and 2004                     4

                  Notes to Condensed Financial Statements                      5

Item 2.     Management's Discussion and Analysis of Financial
            Condition                                                         10

Item 3.     Controls and Procedures                                           19

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                 19

Item 2.     Unregistered Sales of Equity Securities and Use of
            Proceeds                                                          19

Item 3.     Defaults Upon Senior Securities                                   19

Item 4.     Submission of Matters to a Vote of Security Holders               19

Item 5.     Other Information                                                 19

Item 6.     Exhibits                                                          20

SIGNATURES                                                                    20

                          PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements - Unaudited

                                 OPTIGENEX INC.

                       Condensed Balance Sheet - Unaudited
                                  September 30,
                                      2005

                                   (RESTATED)

ASSETS


Current assets:
  Cash                                                             $    957,131
  Accounts receivable                                                    65,854
  Inventories                                                         2,389,711
  Prepaid expenses and other current assets                              61,660
                                                                   ------------
    Total current assets                                              3,474,356

Property and equipment, net                                             121,850
Intangible assets, net                                                3,883,991
Other assets                                                            189,388
                                                                   ------------

Total Assets                                                       $  7,669,585
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    717,207
  Accrued expenses                                                      163,243
  Deferred income                                                        18,823
                                                                   ------------

    Total current liabilities                                           899,273

Callable secured convertible notes, net of
  discount of $1,263,889                                                 36,111
Embedded derivative                                                   1,553,659
Common stock warrants                                                    65,000
                                                                   ------------

    Total liabilities                                                 2,554,043

Stockholders' equity:
  Preferred stock - $0.001 par value; 5,000,000
     shares authorized, none issued
  Common stock - $0.001 par value; 100,000,000
     shares authorized, 10,375,699 shares
     issued and outstanding                                              10,376
  Additional paid-in capital                                         17,785,747
  Accumulated deficit                                               (12,680,581)
                                                                   ------------
    Total stockholders' equity                                        5,115,542
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  7,669,585
                                                                   ============

See notes to condensed financial statements

                                 OPTIGENEX INC.

                 Condensed Statements of Operations - Unaudited

                                   (RESTATED)

                                                        Three Months Ended                        Nine Months Ended
                                                           September 30,                            September 30,
                                                -----------------------------------       -----------------------------------
                                                     2005                 2004                 2005                 2004
                                                --------------       --------------       --------------       --------------
Net sales                                       $       40,468       $       83,551       $      161,807       $      250,017

Cost of sales                                           29,091               48,490               98,245              105,012
                                                --------------       --------------       --------------       --------------

Gross profit                                            11,377               35,061               63,562              145,005

Selling, general and administrative                  1,237,285            1,681,256            3,809,222            2,677,695
                                                --------------       --------------       --------------       --------------

Loss from operations                                (1,225,908)          (1,646,195)          (3,745,660)          (2,532,690)

Other (income) expense:
  Interest expense                                     187,381                  --               187,381                  --
  Net change in fair value of
    common stock warrants and
    embedded derivative liability                      176,056                  --               176,056                  --
                                                --------------       --------------       --------------       --------------

Net loss                                            (1,589,345)      $   (1,646,195)          (4,109,097)      $   (2,532,690)
                                                ==============       ==============       ==============       ==============

Net loss per common share - basic
  and diluted                                   $        (0.15)      $        (0.18)      $        (0.41)      $        (0.33)
                                                ==============       ==============       ==============       ==============

Weighted average number of common
  shares outstanding - basic and diluted            10,305,985            8,980,125           10,020,716            7,675,129
                                                ==============       ==============       ==============       ==============

See notes to condensed financial statements

                                 OPTIGENEX INC.

       Condensed Statement of Changes in Stockholders' Equity - Unaudited

                                   (RESTATED)


                                                  Common Stock                Additional
                                        --------------------------------        Paid-in         Accumulated
                                            Shares            Amount            Capital            Deficit             Total
                                        --------------    --------------    --------------     --------------      --------------
Balance - December 31, 2004                  9,456,140    $        9,457    $   15,351,139     $   (8,571,484)     $    6,789,112

Issuance of common stock for cash              853,304               853         2,381,068                              2,381,921

Exercise of stock options                       66,255                66                                                       66

Issuance of options to consultants                                                  53,540                                 53,540

Net loss                                                                                           (4,109,097)         (3,599,502)
                                        --------------    --------------    --------------     --------------      --------------
Balance - September 30, 2005                10,375,699    $       10,376    $   17,785,747     $  (12,680,581)     $    5,115,542
                                        ==============    ==============    ==============     ==============      ==============


See notes to condensed financial statements

                                 OPTIGENEX INC.

                 Condensed Statements of Cash Flows - Unaudited

                                   (RESTATED)

                                                            Nine Months Ended
                                                              September 30,
                                                     -----------------------------
                                                        2005               2004
                                                     -----------       -----------
Cash flows from operating activities:
  Net loss                                           $(4,109,097)      $(2,532,690)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                        36,174            18,691
      Amortization of intangibles                        171,610           300,406
      Amortization of debt discount                       36,111                --
      Amortization of deferred financing costs             2,778                --
      Stock-based compensation                            53,540                --
      Non-cash financing costs                           142,603                --
      Equity in loss from joint venture                    9,334                --
      Net loss from change in value
       of warrants and embedded derivative liability     176,056                --
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable            14,907           (44,933)
    Increase in inventories                             (348,012)       (1,443,582)
    (Increase) decrease in prepaid
      expenses and other current assets                  260,162           (19,548)
    (Increase) decrease in other assets                    2,419           (38,919)
    Increase (decrease) in accounts payable             (154,102)          405,718
    Decrease in accrued expenses                         (61,309)         (286,440)
    Increase in deferred income                           18,823                --
                                                     -----------       -----------
Net cash used in operating
          activities                                  (3,748,003)       (3,641,297)
                                                     -----------       -----------
Cash flows from investing activities:
  Patent costs                                           (22,117)          (76,451)
  Purchases of property and equipment                    (11,304)         (128,843)
  Investment in joint venture                            (40,000)               --
                                                     -----------       -----------
          Net cash used in investing
          activities                                     (73,421)         (205,294)
                                                     -----------       -----------
Cash flows from financing activities:
  Proceeds from the sale of convertible note           1,300,000                --
  Proceeds from the issuance of common stock           2,381,987         5,723,007
  Deferred financing costs                              (100,000)               --
  Repayment of loans from stockholders                        --           (15,000)

  Payments on notes payable                                   --          (219,372)
                                                     -----------       -----------
Net cash provided by financing activities              3,581,987         5,488,635
                                                     -----------       -----------
Net increase (decrease) in cash                         (239,437)        1,642,044

Cash - beginning of period                             1,196,568            67,944
                                                     -----------       -----------
Cash - end of period                                 $   957,131       $ 1,709,988
                                                     ===========       ===========
Supplemental schedule of cash flow information:
  Cash paid for interest                             $    34,666                --
Supplemental schedule of non-cash investing
   and financing activities:
  Debt discount in connection with recording
    value of embedded derivative liability           $ 1,186,667                --
  Allocation of convertible note
    proceeds to warrants                             $   255,936                --

See notes to condensed financial statements.

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

Our inventories are stated at the lower of cost, determined by the average cost method, or market. Our inventories consists of (i) raw materials that we purchase from a sole supplier in Brazil; (ii) our proprietary compound known as AC-11 which is manufactured in Brazil; and (iii) our line of nutritional supplement products that are produced by a contract manufacturer in the United States. We periodically review our inventories for evidence of spoilage and/or obsolescence and we remove these items from inventory at their carrying value.

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

                                 OPTIGENEX INC.

               Notes to Condensed Financial Statements - Unaudited

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                ------------------------------      ------------------------------
                                                    2005              2004              2005              2004
                                                ------------      ------------      ------------      ------------
Reported net loss                               $ (1,589,345)     $ (1,646,195)     $ (4,109,097)     $ (2,532,690)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                        (99,793)         (434,529)         (230,379)         (434,529)
                                                ------------      ------------      ------------      ------------
Proforma net loss                               $ (1,689,138)     $ (2,080,724)     $ (4,339,476)     $ (2,967,219)
                                                ============      ============      ============      ============
Reported net loss per share
basic and diluted                               $      (0.15)     $      (0.18)     $      (0.41)     $      (0.33)
                                                ============      ============      ============      ============
Proforma net loss per share
basic and diluted                               $      (0.16)     $      (0.23)     $      (0.43)     $      (0.39)
                                                ============      ============      ============      ============


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

Nine Months Ended
September 30,



                         2005            2004
                     -----------     -----------
                       3,643,058       2,243,563
                     ===========     ===========



These amounts have not been included in the computation of diluted loss per share, as the effect would have been anti-dilutive.

                                 OPTIGENEX INC.

               Notes to Condensed Financial Statements - Unaudited

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

                                 OPTIGENEX INC.

               Notes to Condensed Financial Statements - Unaudited

Note 6. Callable Secured Convertible Notes (continued)

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

In accounting for the convertible notes and the warrants described above, the Company considered the guidance contained EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," and SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the convertible notes represents an embedded derivative since the note is convertible into a variable number of shares upon conversion and a liquidated damage clause contained in the Registration Rights Agreement requires the Company to pay liquidated damages of 2.0% per month of the outstanding principal amount of the notes, in cash or shares of common stock to the note holders in the event that a registration statement covering the shares underlying the convertible notes and warrants is not declared effective by December 29, 2005. Accordingly, the convertible notes are not considered to be "conventional" convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

The Company calculated the fair value of the embedded conversion on August 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of $3.25; exercise price of $1.95, which represents a 60% discount to the market price on August 31, 2005; risk free interest rate of 4.0%; expected volatility of 50% and an expected life of 5 years. The fair value of $1,186,667 was recorded as a debt discount, which reduced the carrying amount of the convertible notes. To determine the liability related to the warrants, the Company calculated the fair value of the warrants on August 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of $3.25; exercise price of $4.50; risk free interest rate of 4.0%; expected volatility of 50% and an expected life of 5 years. The fair value of $255,936 was also recorded as a debt discount. The total debt discount attributable to the warrants and embedded conversion feature of $1,442,603 exceeded the principal amount of the convertible notes by $142,603 and accordingly this excess amount was charged directly to interest expense on August 31, 2005. The remaining $1,300,000 of debt discount will be amortized over the three year term of the convertible notes.

                                 OPTIGENEX INC.

               Notes to Condensed Financial Statements - Unaudited


Note 6. Callable Secured Convertible Notes (continued)

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
                                                               ===========


The Company is required to measure the fair value of the warrants and the embedded conversion feature on the date of each reporting period until the registration statement is declared effective. The effect of this re-measurement will be to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, the Company measured the fair value of the warrants at September 30, 2005 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.68, exercise price of warrants $4.50, risk-free interest rate of 4.0%, expected volatility of 100% and expected life of five years. This resulted in a fair market value for the warrants of $65,000. The decrease in the fair market value of the warrants from $255,936 to $65,000 resulted in non-cash other income of $190,936 and corresponding decrease in the warrant liability.

The Company measured the fair value of the embedded conversion feature at September 30, 2005 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.68, exercise price of $0.41 which represents a 40% discount to the market price on September 30, 2005; risk-free interest rate of 4.0%, expected volatility of 100% and expected life of five years. This resulted in a fair market value for the embedded conversion feature of $1,553,659. The increase in the fair market value of the embedded conversion feature of $366,992 resulted in a non-cash expense of $366,992 and a corresponding increase in the embedded derivative liability.

Note 7. Restatement

The Company has restated the balance sheet as of September 30, 2005 and the statement of operations for the three and nine-month periods ended September 30, 2005 to correct the accounting for the embedded conversion feature of the Callable Secured Convertible Notes and to correctly compute earnings per share for the reverse merger that occurred during the period. Accordingly, the balance sheet has been restated to record a liability at September 30, 2005 amounting to $1,553,659 for the fair value of the embedded derivative feature. The statement of operations for the three and nine-month periods have been restated to reflect an increase in net loss by $509,595 or $0.05 per share for the additional charges relating to valuing the embedded derivative liability at inception and the subsequent change in value of the liability. The impact of the restated earnings per share for the reverse merger that occurred during the period has increased the loss per share by $0.04 for the nine months ended September 30, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Overview

We are in the business of developing and marketing proprietary products that are designed to counter the negative effects of aging. We began selling three oral nutritional supplement products in the fourth quarter of 2003. We sell our products direct to the consumer primarily through our Internet website www.AC-11.com. Our products are also sold through iVillage, a leading women's healthcare Internet portal. We do not sell our products through traditional retail or wholesale outlets. The key ingredient in each of our products is our patented compound AC-11, which is derived from the medicinal herb known as Uncaria tomentosa. AC-11 is manufactured for us in Brazil by the Centroflora Group utilizing a patented process and equipment that we own. Our nutritional supplements are manufactured in New Jersey by Garden State Nutritional. We also sell AC-11 as a bulk ingredient to other companies in the nutritional supplement and cosmeceutical industries which in turn utilize it in the formulation of their own proprietary products.

Our leading oral nutritional supplement product is Activar AC-11, a once daily capsule containing 350 mg of AC-11. We also sell Activar Age Manager and Activar Age Manager Professional. Both of these products contain AC-11 in combination with selected vitamins, minerals, herbs and other nutrients. In January 2005, we reduced the selling price of Activar AC-11 from $49.99 to $29.99 in order to make it more competitive with other nutritional supplements. In July 2005, we reformulated Activar AC-11 into a once daily capsule with a suggested retail price of $29.95 for a one month supply. Throughout 2005, we reduced the prices of Age Manager and Age Manager Professional over 80% in order accelerate the sales of dated packaging. As a result of these reductions in price, net sales of our nutritional supplement products decreased approximately 51% for the first nine months of 2005 compared to the first nine months of 2004. We currently have no plans to reduce the selling price of Activar AC-11 other than through normal quantity purchase discounts. To increase consumer awareness of the benefits of Activar AC-11, we will be advertising in various magazines such as Glamour, Self and Allure in the first quarter of 2006.

Net sales of bulk AC-11 decreased approximately 28% for the first nine months of 2005 compared to the first nine months of 2004. We are highly dependent on a small base of customers that purchase AC-11 for use as an ingredient in their own proprietary products. As such, these customers may purchase AC-11 only when required to do so in connection with their manufacturing schedule. We continue to market AC-11 to numerous companies in the personal care, cosmeceutical and nutritional supplement industries.

In the third quarter of 2005, we commenced development of a line of personal care products, which consist of two skin creams (day and night) and a topical eye cream. These products each contain AC-11 as an ingredient. These products are designed to repair damage to the skin caused by exposure to ultraviolet rays, enhance skin elasticity, reduce wrinkles and other visible signs of aging. These products are intended to appeal to a targeted demographic audience which includes women ages 30 and over. We will be marketing these products directly to the consumer through a celebrity endorsed television infomercial. We also expect to sell these products through our Internet website. We began production of this infomercial in October 2005 and completed the infomercial in January 2006. We will begin airing the infomercial in certain test markets in the first quarter of 2006. We will require significant capital expenditures to launch and maintain this new line of business in 2006 for (i) the build-up of the initial inventory of the skin and eye creams and; (ii) purchasing television media time for the airing of the infomercial. We have estimated that the total costs related to this new product launch to be approximately $850,000.

In February 2006, after an evaluation of our infomercial test, we intend to decide on our product mix. Additionally, we must determine if the cost of repackaging Age Manager and Age Professional with upgraded packaging that includes changing the expiration date, provides sufficient benefits to the Company. If we discontinue Age Manager and Age Manager Professional or decide not to repackage our existing inventories of these products, we will incur an inventory write down of approximately $225,000 in the fourth quarter 2005.

Future sales generated from the launch of our line of skin and eye creams will depend on numerous factors including the degree to which consumers' perceive that our products offer superior benefits compared to other more established brands. If the consumer does not believe that our products offer benefits commensurate with the purchase price, our sales may suffer. The extent to which we purchase media time that will accurately reach our targeted demographic audience will also have an effect on our sales.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to collection of accounts receivable, inventory obsolescence, sales returns and non-monetary transactions such as stock based compensation, impairment of intangible assets and derivative liabilities related to convertible notes payable. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Actual results may differ from these estimates.

We have identified the following critical accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Accounts Receivable and Bad Debt Expense

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for doubtful accounts. We estimate bad debt expense based upon past experience related to specific customers' ability to pay and current economic conditions. At September 30, 2005 and December 31, 2004, we did not have an allowance for doubtful accounts.

Inventory

Our inventories are stated at the lower of cost, determined by the average cost method, or market. Our inventories consists of (i) raw materials that we purchase from a sole supplier in Brazil; (ii) our proprietary compound known as AC-11 which is manufactured in Brazil; and (iii) our line of nutritional supplement products that are produced by a contract manufacturer in the United States. We periodically review our inventories for evidence of spoilage and/or obsolescence and we remove these items from inventory at their carrying value. In 2004, we incurred a write-off of approximately $73,000 of inventory due to obsolescence.

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

For our nutritional supplement products, we provide a 100% money back guarantee on all unopened and undamaged products that are returned to us within 60 days of purchase. We estimate an allowance for product returns at the time of shipment based on historical experience. We monitor our estimates on an ongoing basis and we may revise our allowance for product returns to reflect recent experience. To date, we have not made any significant changes in our allowance for returns. Products returned as a result of damage incurred during shipment are replaced at our cost. We do not estimate an allowance for returns due to damage as historically the level of returns has been negligible. For the year ended December 31, 2004, actual returns and other charge-backs were approximately $1,900 or 0.8% of gross sales. In 2003, returns and charge-backs were negligible. For the nine months ended September 30, 2005, actual returns were 0.4% or approximately $400.

For our bulk sales of AC-11, our standard return policy provides for a reimbursement of the full purchase price for any bulk AC-11 that does not conform with the stated specifications. We must receive notification of a return request within 30 days from the date that the customer accepts delivery. In the second quarter of 2005, we accepted the return of a $47,000 order that was recorded as a sale in the first quarter of 2005. This return was accepted outside of our standard 30 day period. Since our inception, this is the only return that we have accepted for bulk AC-11. We accepted this return to accommodate a new customer that intends to utilize AC-11 as an ingredient in a number of products that it's developing. The customer accepted delivery of the product and pursuant to the terms and conditions contained in our bill of sale, a bona-fide sale was deemed to have occurred. Subsequent to this sale and after the 30 day return period, the customer notified us that it had conducted its own internal testing of the chemical composition of the AC-11 and that certain chemical byproducts appeared to exceed levels acceptable to the customer. Upon our approval of the return, the customer shipped the AC-11 to us and requested that we prepare and send them a modified sample of AC-11 that would conform to their acceptable levels.

We sell bulk AC-11 to PMO Products Inc. and Prometheon Labs, each of which we own a 50% equity interest in. These companies utilize the AC-11 as an ingredient in the products that they manufacture and sell. At the time of sale, we record revenue in an amount equal to our actual cost and we defer the profit, if any, from the sale until such time that it is determined that the products containing the AC-11 have been sold to an independent third party. This deferred income is recorded as a liability. As of September 30, 2005, we have recorded deferred income of $18,823.

Intangibles

We account for long-lived assets and certain identified intangible assets such as patents and trademarks in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Management reviews these long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. We monitor our projections of expected future net cash flows on an ongoing basis. If we determine that our projections are not accurate due to specific events such as a delayed product launch or a change in our product mix, or changes in economic conditions, we may incur additional write-offs. In 2004, we recorded an impairment charge of approximately $1,405,000, which represented the net book value of certain patents that management determined were not going to utilized in the foreseeable future.

Derivative Instrument Liabilities related to Convertible Notes and Warrants

In connection with the sale of convertible notes and warrants on August 31, 2005, we determined that in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock," and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," that the conversion feature of the convertible notes represents an embedded derivative. As such, we are required to estimate the fair value of the embedded derivative and the warrants at of the end of each reporting period and these values are recorded as liabilities. We estimate fair value using the Black-Scholes option pricing model. This model requires us to make estimates such as the expected holding period, the expected future volatility of our common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities.

Employee Stock Options and Stock Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS"), we have elected to apply the current accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations in accounting for employee stock options and accordingly, we present disclosure-only information as required by SFAS No. 123. In accordance with SFAS 123 and EITF Issue 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services," stock options and warrants issued to consultants and other non-employees as compensation for services provided or to be provided are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. In order to estimate fair value of stock options, we utilize option pricing models such as Black-Scholes, which require us to make certain estimates such as the expected future volatility of our common stock and the projected holding period for the option. We recognize the expense over the period that the services are provided.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Sales

Net sales for the three months ended September 30, 2005 were $40,468 compared to net sales of $83,551 for the three months ended September 30, 2004, a decrease of $43,083 or approximately 52%. Our sales by product line are summarized in the table below:



                                         Three                         Three
                                         Months                        Months
                                         Ended           %             Ended           %             $                %
                                        9/30/05       of Total        9/30/04       of Total      Inc/(Dec)        Inc/(Dec)
                                     ------------    ---------     ------------    ---------     ------------     ---------
Nutritional Supplements:
   Activar AC-11                     $     11,770         29.1%    $      9,235         11.1%    $      2,535          27.4%
   Age Manager                              3,967          9.8%          17,590         21.1%         (13,623)        -77.4%
   Age Manager Pro                          3,429          8.5%          18,374         22.0%         (14,945)        -81.3%
                                     ------------    ---------     ------------    ---------     ------------     ---------
Total Nutritional Supplements              19,166         47.4%          45,199         54.2%         (26,033)        -57.6%
   Bulk AC-11                               3,500          8.6%          35,175         42.1%         (31,675)        -90.0%
   Royalties                               11,168         27.6%               0            0%          11,168            NA
   Other                                    6,634         16.4%           3,177          3.7%           3,457         135.0%
                                     ------------    ---------     ------------    ---------     ------------     ---------
Total Revenue                        $     40,468        100.0%    $     83,551        100.0%    $    (43,083)        -51.6%
                                     ============    =========     ============    =========     ============     =========


Our net supplement sales for the three months ended September 30, 2005 were $19,166 compared to $45,199 for the three months ended September 30, 2004, a decrease of $26,033 or 57.6%. This decrease is due primarily to the a reduction in net sales of Age Manager and Age Manager Pro as a result of discounts offered on these two products.

Sales of bulk AC-11 were $3,500 for the three months ended September 30, 2005, compared to $35,175 for the three months ended September 30, 2004 a decrease of $31,675 or 90.0%. This decrease was due to lower order levels from existing customers in 2005 versus 2004.

For the three months ended September 30, 2005, we earned royalties of $11,168 from the sale of products containing AC-11. We did not earn any royalties in 2004.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing bulk AC-11 and our nutritional supplement product Activar AC-11. Cost of sales was $29,091 and $48,490 for the three months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005, gross profit was $11,377 or 28.1% compared to gross profit of $35,061 or 42.0% for the three months ended September 30, 2004. The decrease in gross profit was due primarily to the reduction in the retail selling price of Age Manager and Age Manager Pro and the reduction in sales of bulk AC-11 which carries a higher gross margin than Activar AC-11.

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

The table below highlights the major components of our SG&A expenses:

                                             Three            Three
                                          Months Ended      Months Ended
                                          September 30,     September 30,         $                 %
                                              2005             2004           Inc/(Dec)         Inc/(Dec)
                                          -----------       -----------      -----------       -----------
Employee compensation and benefits            289,118           412,269         (123,151)            -29.9%
Marketing, advertising and promotion          400,529           131,953          268,576             203.5%
Research and development                       95,530           208,987         (113,457)            -54.3%
Consulting and other professional
services                                       77,758           274,150         (196,392)            -71.6%
Legal and accounting                          120,418           348,279         (227,861)            -65.4%
General and administrative                    132,079           101,092           30,987              30.7%
Occupancy                                      41,399            93,769          (52,370)            -55.9%
Stock based compensation                       14,220                 0           14,220                NA
Depreciation and amortization                  74,044           110,757          (36,713)            -33.1%
(Income) Loss from joint ventures              (7,810)                0           (7,810)               NA
                                          -----------       -----------      -----------       -----------
       Total SG&A                         $ 1,237,285       $ 1,681,256      $  (443,971)            -26.4%
                                          ===========       ===========      ===========       ===========

SG&A expenses decreased $443,971 from $1,681,256 for the three months ended September 30, 2004 to $1,237,285 for the three months ended September 30, 2005. The primary reasons for the decrease in the overall level of SG&A expenses were:
(i) a decrease in employee compensation expense due primarily to bonus payments made in 2004; (ii) a decrease in professional fees related to various research initiatives that we performed in 2004 and; (iii) a decrease in legal and accounting expenses due to the fact that we incurred significant costs in 2004 related to our merger with Vibrant Health International. These decreases were partially offset by an increase in advertising and marketing expenses in 2005 versus 2004. A majority of the increase in marketing expenses is related to the production of our infomercial which began in the third quarter of 2005.

Interest Expense

Interest expense consists of interest paid on the principal balance of the convertible notes of $34,666. Also included in interest expense is a non-cash expense of $142,603 which we incurred as a result of our valuation of the initial warrant and embedded derivative liabilities related to the convertible notes as of August 31, 2005. The non-cash expense of $142,603 represents the amount that the aggregate of the warrant and embedded derivative liabilities exceeded the face amount of the convertible note of $1,300,000. Interest expense also includes the amortization of the debt discount associated with the convertible notes. Interest expense for the three months ended September 30, 2005 was $187,381. We did not incur interest expense in 2004.

Other Expense

Other expense of $176,056 consists of the net change in the carrying values of the liabilities for the common stock warrants and the embedded derivative liabilities related to the convertible notes.

Net Loss

Net loss for the three months ended September 30, 2005 was $1,589,345 or $0.15 per share, compared to a net loss of $1,646,195 or $0.18 for the three months ended September 30, 2004. The decrease in net loss is primarily attributable to the overall decrease in SG&A expenses offset by an increase in interest expense and other expenses related to the change in value of the warrant and embedded derivative liabilities.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Sales

Net sales for the nine months ended September 30, 2005 were $161,807 compared to net sales of $250,017 for the nine months ended September 30, 2004, a decrease of $88,210 or 35%. Our sales by product line are summarized in the table below:

                                          Nine                         Nine
                                         Months                        Months
                                         Ended          %              Ended          %              $                %
                                        9/30/05      of Total         9/30/04      of Total       Inc/(Dec)        Inc/(Dec)
                                     ------------    ---------     ------------    ---------     ------------     ---------
Nutritional Supplements:
   Activar AC-11                     $     36,985         22.9%    $     36,891         14.8%    $         94            NA
   Age Manager                             31,639         19.6%          72,605         29.0%         (40,966)        -56.4%
   Age Manager Pro                         22,275         13.7%          75,577         30.2%         (53,302)        -70.5%
                                     ------------    ---------     ------------    ---------     ------------     ---------
Total Nutritional Supplements              90,899         56.2%         185,073         74.0%         (94,174)        -50.8%
   Bulk AC-11                              40,337         24.9%          55,939         22.4%         (15,602)        -27.9%
   Royalties                               17,892         11.1%               0            0%          17,892            NA
   Other                                   12,679          7.8%           9,005          3.6%           3,674          40.8%
                                     ------------    ---------     ------------    ---------     ------------     ---------
Total Revenue                        $    161,807        100.0%    $    250,017        100.0%    $    (88,210)        -35.2%
                                     ============    =========     ============    =========     ============     =========

Net supplement sales for the nine months ended September 30, 2005 were $90,900 compared to $186,865 for the nine months ended September 30, 2004, a decrease of $95,965 or 51%. This decrease is due primarily to the reduction in net sales of Age Manager and Age Manager Pro as a result of discounts offered on these two products.

Sales of bulk AC-11 were $40,337 for the nine months ended September 30, 2005, compared to $54,030 for the nine months ended September 30, 2004, a decrease of $13,693 or 25%. This decrease was due to lower order levels from our existing customers in 2005 versus 2004.

For the nine months ended September 30, 2005, we earned royalties of $17,892 from the sale of products containing AC-11. We did not earn royalties in 2004.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing bulk AC-11 and our nutritional supplement products. Cost of sales was $98,245 and $105,012 for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, gross profit was $63,562 or 39% compared to gross profit of $145,005 or 58% for the nine months ended September 30, 2004. The decrease in gross profit was due primarily to the reduction in the retail selling price of Age Manager and Age Manager Pro and the reduction in sales of bulk AC-11, which carries a higher gross margin than Activar AC-11.

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

The table below highlights the major components of our SG&A expenses:

                                                 Nine               Nine
                                             Months Ended       Months Ended
                                             September 30,      September 30,           $                   %
                                                 2005               2004            Inc/(Dec)           Inc/(Dec)
                                            ---------------    ---------------    ---------------     ---------------
Employee compensation and benefits          $     1,048,148    $       654,016    $       394,132                60.3%
Marketing, advertising and promotion                770,242            213,330            556,912               261.1%
Research and development                            273,331            308,230            (34,899)              -11.3%
Consulting and other professional
services                                            377,350            272,208            105,142                38.6%
Legal and accounting                                571,125            418,074            153,051                36.6%
General and administrative                          343,275            338,689              4,586                 1.4%
Occupancy                                           152,315            154,051             (1,736)               -1.1%
Stock based compensation                             53,540                  0             53,540                  NA
Depreciation and amortization                       210,562            319,097           (108,535)              -34.0%
(Income) Loss from joint ventures                     9,334                  0              9,334                  NA
                                            ---------------    ---------------    ---------------     ---------------
       Total SG&A                           $     3,809,222    $     2,677,695    $     1,131,527                29.7%
                                            ===============    ===============    ===============     ===============

SG&A expenses increased $1,131,527 from $2,677,695 for the nine months ended September 30, 2004 to $3,809,222 for the nine months ended September 30, 2005. The primary reasons for the increase in the overall level of SG&A expenses were:
(i) increased salary costs due to the hiring of additional employees and senior management personnel; (ii) increased marketing and advertising costs; (iii) and increased legal expense.

Interest Expense

Interest expense consists of interest paid on the principal balance of the convertible notes of $34,666. Also included in interest expense is a non-cash expense of $142,603 which we incurred as a result of our valuation of the initial warrant and embedded derivative liabilities related to the convertible notes as of August 31, 2005. The non-cash expense of $142,603 represents the amount that the aggregate of the warrant and embedded derivative liabilities exceeded the face amount of the convertible note of $1,300,000. Interest expense also includes the amortization of the debt discount associated with the convertible notes. Interest expense for the nine months ended September 30, 2005 was $187,381. We did not incur interest expense in 2004.

Other Expense

Other expense of $176,056 consists of the net change in the carrying values of the liabilities for the common stock warrants and the embedded derivative liabilities related to the convertible notes.

Net Loss

Net loss for the nine months ended September 30, 2005 was $4,109,097 or $0.41 per share, compared to a net loss of $2,532,690 or $0.33 for the nine months ended September 30, 2004. The increase in net loss is primarily attributable to the overall increase in SG&A expenses and the increase in interest expense and other expenses related to the change in value of the warrant and embedded derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations as of December 31, 2004 and for the nine months ended September 30, 2005, our current rate of cash consumption and the uncertainty of liquidity related initiatives described below, there is substantial doubt as to our ability to continue as a going concern. Therefore, we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan, which calls for us to secure both debt and equity financing while completing a successful infomercial launch of our proprietary skin care and topical eye care products and marketing and advertising our nutritional supplements.

At September 30, 2005, we had cash of $957,131 and net working capital of $2,575,083. Excluding $2,389,711 of inventory, we have net working capital of $185,372. As of that same date, we had $899,273 in current liabilities.

For the nine months ended September 30,2005, we used cash in our operating activities totaling $3,748,003 as compared to the same period one year ago of $3,641,297. The increase in our usage of cash of $ 106,706 was primarily due to an increase in our net loss of $1,576,407 from a net loss of $2,532,690 for nine months ended September 30, 2004 to a net loss of $ 4,109,097. This increase is primarily related to an increase in SG&A expenses of $1,131,527 from $2,677,695 for the nine months ended September 30, 2004 to $3,809,222 for the nine months ended September 30, 2005. The primary reasons for the increase in the overall level of SG&A expenses were: (i) salary costs due to the hiring of additional employees and senior management personnel; (ii) professional fees related to various research initiatives; (iii) marketing and advertising costs; (iv) legal expense; and (v) amortization expense. This increase in our usage of cash was offset by a decrease in inventory purchases in raw material and finished extract of $1,095,570 from $1,443,582 for nine months ended 2004 to $348,012 for nine months ended September 30, 2005. Although we believe our inventory position in these categories to be sufficient, we anticipate build-up of inventory of our proprietary skin care, and topical eye care products.

We finance our operations and capital requirements primarily through private debt and equity offerings. For the nine months ended September 30 2005, we received cash totaling $3,681,987 from the issuance of equity through a private placement offering in the amount of $2,381,987, and the issuances of convertible debentures in the amount of $1,300,000.

We anticipate that we will require approximately $4,000,000 to execute our business strategy for the next twelve months. During the fourth quarter 2005 we initiated the production of an infomercial and completed it in January 2006. We intend on launching the infomercial in the first quarter of 2006. As a result, over the next twelve months, we expect to incur increased costs related to: (i) marketing and advertising our nutritional supplement products and the proprietary skin care and topical eye care products that we are currently developing, including costs related to the production of an Infomercial and the purchase of media time to test the Infomercial in various markets, estimated to be $350,000; and (ii) the build-up of inventory of our proprietary skin care and topical eye care products, estimated to be $500,000. We also anticipate marketing and advertising costs of approximately $60,000 for our nutritional and supplement products.

During the first quarter 2006, we intend to test the infomercial to various media markets. The results of these tests will determine the success of our infomercial and the ultimate determination of our media expenditures. If these results are interpreted as unsuccessful, we may be required to update our infomercial at additional costs or abandon this business strategy. Further delays in a successful infomercial launch or an abandonment of our infomercial strategy will have a negative impact our ability to execute our business plan.

During the fourth quarter of 2005, we will likely incur additional professional fees of approximately $100,000 relating to accounting and legal fees in connection with this registration statement.

Because we maintain high levels of inventories to meet the product needs, a change by us of our product mix could result in write downs of our inventories. Write downs and charges of this type will increase our net losses, and if experienced in the future, will make it more difficult for us to achieve profitability. The shelf life of our bulk extract is approximately three years date of processing. The majority of our bulk inventory expires in 2007. We are unable to predict the likelihood at this time of write-down related to our bulk inventory. Additionally, if new products are discontinued, we will be forced to or write down our inventory as well as the related intellectual property to those products. In January 2006, after an evaluation of our infomercial test, we intend to decide on our product mix. We must also decide if the cost of repackaging Age Manager and Age Professional with upgraded packaging that includes changing the expiration date, provides sufficient benefits to the company. If we discontinue Age Manager and Age Manager Professional or decide not to repackage the product, we will incur an inventory write down charge of approximately $225,000 and an impairment charge of approximately $1,000,000 to the related intellectual property in the fourth quarter 2005.

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

On August 31, 2005, we entered into a securities purchase agreement with four investment funds for the sale in three installments of an aggregate of $4,000,000 of callable secured convertible notes and five-year warrants to purchase 625,000 shares of our common stock at $4.50 per share. The notes bear interest at the rate of 8% per annum, payable quarterly. The notes are convertible into shares of our common stock at any time, at the investors' option, at the lower of $3.20 per share, or 60% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days ending the day before the conversion date. We sold $1,300,000 of secured convertible notes and issued warrants to purchase an aggregate of 203,124 shares of our common stock on August 31, 2005. We are not required to make payments of principal during the three-year term of the secured convertible notes which mature on August 31, 2008. We sold $1,350,000 of secured convertible notes on October 19, 2005, upon the filing of a registration statement covering the resale of shares underlying the secured convertible notes and warrants. We issued warrants to purchase 210,938 shares of our common stock as part of this second installment. We are not required to make payments of principal during the three-year term of the secured convertible notes, which mature on October 19, 2008. We are obligated to sell secured convertible notes in the amount of $1,350,000 within two days of our registration statement being declared effective. We will issue warrants to purchase 210,938 shares of our common stock as part of the third installment. We have the right to prepay the secured convertible notes under certain circumstances at a premium ranging from 25% to 50% depending on the timing of such prepayment. We have granted the investors a security interest in substantially all of our assets.

In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Pursuant to the terms of our registration rights agreement entered into in connection with our securities purchase agreement dated August 31 2005, if we did not have a registration statement registering the shares underlying the secured convertible notes and warrants declared effective on or before December 29 2005, we are obligated to pay liquidated damages in the amount of 2.0% per month of the face amount of the issued and outstanding secured convertible notes outstanding, which equals $53,000 monthly, until the registration statement is declared effective. Because the registration statement was not declared effective by December 29, 2005, we became obligated to pay the investors the liquidated damages. In addition, since the registration statement was not declared effective on January 13, 2006, we were in default under the Notes. However, the purchasers of the Notes subsequently waived all liquidated damages and defaults related to our failure to have the registration statement declared effective by those dates provided that the registration statement is declared effective by April 30, 2006. At our option, these liquidated damages, if and when payable, can be paid in cash or restricted shares of our common stock.

If we decide to pay the liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. The issuance of shares upon payment of liquidated damages will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering. As of the date hereof, the investors have not demanded payment of the liquidated damages and we have not determined if we will make such liquidated damages payments in cash, stock or a combination of both.

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

We have considered the restatement of our Financial Statements presented in this amended quarterly report on Form 10-QSB for the period ended September 30, 2005 to correct the accounting treatment for the embedded derivative feature present in our Callable Secured Convertible Notes and have concluded that such restatement does not represent a material weakness in our internal control over financial reporting.


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

Dated:  February 2, 2006

OPTIGENEX INC.
Registrant




By:   /s/ Anthony Bonelli
      -----------------------------
      Anthony Bonelli
      Chief Executive Officer
      (Principal Executive Officer)


By:   /s/ Joseph McSherry
      -----------------------------
      Joseph McSherry
      Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)