Form 10KSB/A
period 2004-12-31
OPTIGENEX INC.
filed 2006-02-07
CIK 1168776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       Statement Regarding this Amendment

We are amending our annual report Form 10-KSB for the period ended December 31,2004, as originally filed on April 15, 2005, to correctly compute earnings per share for the reverse merger that occurred during the period. The impact of the restated earnings per share has increased the loss per share by $0.09 and $0.32 for the year ended December 31 2004 and 2003 respectively.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

PART I.

Item 1.    Business                                                            3

Item 2.    Properties                                                          8

Item 3.    Legal Proceedings                                                   8

Item 4.    Submission of Matters to a Vote of Security Holders                 8

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters            9

Item 6.    Management's Discussion and Analysis or Plan of Operation           9

Item 7.    Financial Statements                                               19

Item 8.    Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         19

Item 8A.   Controls and Procedures                                            20

Item 8B.   Other Information                                                  20

PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act                20

Item 10.   Executive Compensation                                             23

Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  25

Item 12.   Certain Relationships and Related Transactions                     27

Item 13.   Exhibits                                                           27

Item 14.   Principal Accountant Fees and Services                             28

SIGNATURES                                                                    29

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

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

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

Our leading oral nutritional supplement product is Activar AC-11, a once daily capsule containing 350 mg of AC-11. We also sell Activar Age Manager and Activar Age Manager Professional. Both of these products contain AC-11 in combination with selected vitamins, minerals, herbs and other nutrients. In January 2005, we reduced the selling price of Activar AC-11 from $49.99 to $29.99 in order to make it more competitive with other nutritional supplements. In 2005, we intend to reformulate Activar AC-11 into a once daily capsule with a suggested retail price of $29.95 for a one month supply. Throughout 2005, we intend to reduce the prices of Age Manager and Age Manager Professional in order to accelerate the sales of dated packaging. As a result of these reductions in price, net sales of our nutritional supplement products may decrease in 2005 .

In 2005, we intend to commence development of a line of personal care products. These products will contain AC-11 as an ingredient. These products will be designed to repair damage to the skin caused by exposure to ultraviolet rays, enhance skin elasticity, reduce wrinkles and other visible signs of aging.. We will begin production of this infomercial in the fourth quarter 2005 and test and launch the infomercial in 2006. We will require significant capital expenditures to produce, launch and maintain this new line of business .

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

Accounts Receivable and Bad Debt Expense

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for doubtful accounts. We estimate bad debt expense based upon past experience related to specific customers' ability to pay and current economic conditions. At December 31, 2004, we did not have an allowance for doubtful accounts.

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

For our bulk sales of AC-11, our standard return policy provides for a reimbursement of the full purchase price for any bulk AC-11 that does not conform with the stated specifications. We must receive notification of a return request within 30 days from the date that the customer accepts delivery

We sell bulk AC-11 to PMO Products Inc., which we own a 50% equity interest in. This company will utilize the AC-11 as an ingredient in the products that they manufacture and sell. At the time of sale, we will record revenue in an amount equal to our actual cost and we defer the profit, if any, from the sale until such time that it is determined that the products containing the AC-11 have been sold to an independent third party. This deferred income is recorded as a liability. The joint venture had no activity in 2004.

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

RESULTS OF OPERATIONS

Revenues

Our revenues are derived primarily from the sale of our line of nutritional supplements containing AC-11 direct to consumers through our Internet website www.AC-11.com. We also sell AC-11 as a bulk ingredient to other companies in the nutritional supplement and cosmeceutical industries who utilize it in their proprietary products. We began selling our products in the fourth quarter of the fiscal year ended December 31, 2003.

Net sales for the year ended December 31, 2004 were approximately $339,000 compared to net sales of approximately $46,000 for the year ended December 31, 2003. The increase in net sales is due to the fact that we commenced selling our products in the fourth quarter of 2003 and, as such, we are comparing a full year of sales in 2004 to a partial year of sales in 2003. In 2004, our net sales by product line are summarized in the following table:

                                                                          %
                                                           2004       of Total
                                                        ----------   ----------
Nutritional Supplements:
 Activar AC-11                                          $   52,645         15.5%
 Age Manager                                                93,248         27.5%
 Age Manager Pro                                            93,009         27.5%
                                                        ----------   ----------
Total Nutritional Supplements                              238,901         70.5%
 Bulk AC-11                                                 87,980         25.9%
 Other                                                      12,184          3.6%
                                                        ----------   ----------
Total Revenue                                           $  339,065        100.0%
                                                        ==========   ==========

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing AC-11 and our line of nutritional supplement products that contain AC-11. Cost of sales was approximately $230,000 and $17,000 for the years ended December 31, 2004 and 2003, respectively. Gross profit as a percentage of sales was 32.2% and 63.7% respectively. This decrease in gross profit as a percentage of sales was due primarily to a write-off of damaged inventory of approximately $80,000 that occurred in December 2004.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses include salaries, employee benefits, marketing and advertising costs, professional fees related to scientific research, legal and accounting fees, rent and other office related expenses. Also included in SG&A are various non-cash expenses such as depreciation, amortization of intangible assets including patents and other intellectual property, and stock-based compensation.

The table below highlights the major components of our SG&A expenses:

                                        Year ended     Year ended         $                %
                                         12/31/04       12/31/03      Inc/(Dec)        Inc/(Dec)
                                       ------------   ------------   ------------    ------------
Employee compensation and benefits     $    982,624   $    154,748   $    827,876             535%
Marketing, advertising and promotion        474,110        512,906        (38,796)           -7.6%
Research and development                    416,150        418,289         (2,139)           -0.5%
Consulting and other professional
services                                    294,401        159,718        134,683            84.3%
Legal and accounting                        691,991        317,065        374,926           118.2%
General and administrative                  499,097        307,796        191,301            62.2%
Occupancy                                   193,946         43,321        150,625           347.7%
Stock based compensation                    514,340        576,750        (62,410)          -10.8%
Depreciation and amortization               430,692        165,967        264,725           159.5%
                                       ------------   ------------   ------------    ------------
      Total SG&A                       $  4,497,351   $  2,656,560   $  1,840,791            69.3%
                                       ============   ============   ============    ============

SG&A expenses increased approximately $1,841,000 from $2,657,000 for the year ended December 31, 2003 to $4,497,000 for the year ended December 31, 2004. The primary reasons for the increase in the overall level of SG&A expenses were: (i) increased salary costs due to the hiring of additional employees and senior management personnel in 2004; (ii) increased professional fees related to various research initiatives increased legal and accounting costs related to our merger with Vibrant Health International in July 2004; (iii) increased legal costs related to the merger with Vibrant Health International increased occupancy costs associated with our relocation to a larger corporate office; and
(iv) increased rent expense; (v) increased depreciation; and (vi) increased amortization of intangible assets such as patents, patents pending and trademarks.

Impairment of Intangible Assets

We incurred an impairment charge of approximately $1,405,000 in the fiscal year ended December 31, 2004. This charge was due to management's evaluation of the carrying value of certain patents that were acquired in 2003. Management determined that these patents will not be utilized in our business and therefore are not expected to generate revenue in the foreseeable future. The impairment charge reflects the removal of the net book value of these patents from our balance sheet on December 31, 2004.

Net Loss

Net loss for the year ended December 31, 2004 was approximately $5,793,000 or $0.72 per share, compared to $2,627,000 or $0.61 for the year ended December 31, 2003. The increase in net loss is primarily attributable to the overall increase in SG&A expenses and the expense related to the impairment of intangibles.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations as of December 31, 2004, our current rate of cash consumption and the uncertainty of liquidity related initiatives described below, there is substantial doubt as to our ability to continue as a going concern. Therefore, we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan.

At December 31, 2004, we had cash of $1,196,568 and net working capital of $2,544,989. Excluding $2,041,699 of inventory, we have net working capital of $503,290. As of that same date, we had $1,095,861 in current liabilities.

For the year ended December 31, 2004, we used cash in our operating activities totaling $4,764,965 as compared to the same period one year ago of $2,026,600. The increase in our usage of cash of $ 2,738,365 was primarily due to an increase in our net loss of $3,165,819 from a net loss of $2,627,342 for the year ended December 31, 2003 to a net loss of $ 5,793,161 for the year ended December 31, 2004. This increase is primarily related to an increase in SG&A expenses of $1,840,791 from $2,656,560 for the year ended December 31,2003 to $4,497,351 for the year ended December 31, 2004. The primary reasons for the increase in the overall level of SG&A expenses were: (i) salary costs due to the hiring of additional employees and senior management personnel; (ii) professional fees related to various research initiatives; (iii) marketing and advertising costs; (iv) legal expense; and (v) amortization expense. An increase in our usage of cash was also due to an increase in inventory purchases in raw material and finished extract of $921,397 from $560,151 for the year ended December 31,2003 to $1,481,548 for the year ended December 31, 2004. Although we believe our inventory position in these categories to be sufficient, we anticipate build-up of inventory of our proprietary skin care, and topical eye care products.

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

Because we maintain high levels of inventories to meet the product needs, a change by us of our product mix could result in write downs of our inventories. Write downs and charges of this type will increase our net losses, and if experienced in the future, will make it more difficult for us to achieve profitability. The shelf life of our bulk extract is approximately three years date of processing. The majority of our bulk inventory expires in 2007. We are unable to predict the likelihood at this time of a write-down related to our bulk inventory. Additionally, if new products are discontinued, we will be forced to write down our inventory as well as the related intellectual property to those products.

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

                           SUMMARY COMPENSATION TABLE

                                                                                                             Long-Term
                                                                     Annual Compensation                   Compensation
                                                          -------------------------------------------      --------------
                                                                                                            Securities
                                                                                          All other          underlying
                                                           Salary           Bonus        compensation         options
Name and Principal Position                 Year            ($)              ($)             ($)                 (#)
---------------------------                 ----          -------          -------       ------------      --------------
William Walters (1)                         2004          108,333               --                 --             300,000
Chairman of the Board                       2003               --               --                 --                  --
                                            2002               --               --                 --             100,000

Richard Serbin                              2004          170,833           50,000                 --             300,000
Chief Executive Officer                     2003           62,500               --                 --                  --
                                            2002               --               --                 --             112,000

Anthony Bonelli (2)                         2004           75,000          100,000                 --             250,000
President, Chief Operating Officer

Joseph McSherry (3)                         2004           75,833               --                 --             300,000
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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants

The following table summarizes the options granted to each of the Named Executives in 2004

                     Number of
                     securities      Percent of
                     underlying     total options  Exercise
                      options        granted to     or base
                      granted        employees in   price         Expiration
Name                    (#)          fiscal year   ($/Share)         date
----                 ----------     -------------  --------       ----------
William Walters       300,000           17.9%       $ 3.00          8/6/2009
Richard Serbin        300,000           17.9%       $ 3.00          8/6/2009
Anthony Bonelli       250,000           14.9%       $ 3.00         8/20/2009
Joseph McSherry       300,000           17.9%       $ 3.00          8/6/2009

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

OPTIGENEX INC.

/s/ Anthony Bonelli
-----------------------------------------------------
Anthony Bonelli, Chief Executive Officer and Director

Dated: February 7, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                 Date
---------                     -----                                 ----

/s/ Anthony Bonelli       Chief Executive Officer               February , 2006
    -----------------     and Director (Principal
    Anthony Bonelli       Executive Officer)

/s/ Joseph McSherry       Chief Financial Officer               February , 2006
    -----------------     (Principal Accounting Officer)
    Joseph McSherry

/s/ William Walters       Chairman of the Board                 February , 2006
    -----------------
    William Walters

/s/ James Favia           Director                              February , 2006
    -----------------
    James Favia

/s/ Kenji Kitatani        Director                              February , 2006
    -----------------
    Kenji Kitatani

/s/ Michael Mullarkey     Director                              February , 2006
    -----------------
    Michael Mullarkey

OPTIGENEX INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2004

                                 OPTIGENEX INC.

                                    CONTENTS

                                                               December 31, 2004
================================================================================

Report of Independent Registered Public Accounting Firm                      F-1

Financial Statements:

 Balance Sheet                                                               F-2
 Statement of Operations                                                     F-3
 Statement of Stockholders' Equity                                           F-4
 Statement of Cash Flows                                                     F-5
 Notes to Financial Statements                                        F-6 - F-16

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 3, 2005

                                 OPTIGENEX INC.
                                  BALANCE SHEET
                                  December 31,

                                                       2003            2004
                                                   ------------    ------------
ASSETS

Current Assets:
  Cash                                             $     67,944    $  1,196,568
  Accounts receivable                                                    80,761
  Inventories                                           560,151       2,041,699
  Prepaid expenses and other current assets               8,094         321,822
                                                   ------------    ------------
    Total current assets                                636,189       3,640,850

Property and equipment, at cost, net of
  accumulated depreciation of $ 6,267
  and $36,741, respectively                              48,351         146,720

Intangible assets, net                                5,748,700       4,033,484

Other assets                                                             63,919
                                                   ------------    ------------

    Total Assets                                   $  6,433,240    $  7,884,973
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses            $    502,941    $  1,095,861
  Notes payable                                         219,372
  Loans payable - stockholders                           15,000
                                                   ------------    ------------

      Total current liabilities                         737,313       1,095,861
                                                   ------------    ------------

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
                                                   ============    ============

                       See Notes to Financial Statements

                                 OPTIGENEX INC.
                             STATEMENT OF OPERATIONS
                             YEAR ENDED DECEMBER 31,

                                                       2003             2004
                                                   ------------    ------------

Net sales                                          $     45,845    $    339,065

Cost of sales                                            16,627         229,675
                                                   ------------    ------------

Gross profit                                             29,218         109,390

Selling, general and administrative expenses          2,656,560       4,497,351

Impairment of intangible assets                                       1,405,200
                                                   ------------    ------------

Net loss                                           $ (2,627,342)   $ (5,793,161)
                                                   ============    ============

Net loss per common share - basic and diluted      $      (0.61)   $      (0.72)
                                                   ============    ============

Weighted-average number of common
 shares outstanding - basic and diluted               4,321,815       8,071,439
                                                   ============    ============

                        See Notes to Financial Statements

                                 OPTIGENEX INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          Year ended December 31, 2004

                                            Common Stock         Additional
                                      Number of                    Paid-in     Accumulated    Stockholders'
                                        Shares       Amount        Capital        Deficit        Equity
                                    ------------  ------------  ------------   ------------   ------------
Balance at January 1, 2003             2,500,000  $      2,500  $    247,500   $   (150,981)  $     99,019

Issuance of common stock
  for cash                             1,100,000         1,100     2,023,900                     2,025,000

Issuance of common stock
  for services                           227,500           228       454,772                       455,000

Issuance of common stock
  in conversion of debt                  105,000           105       209,895                       210,000

Issuance of common stock
  and options for acquisitions         2,556,250         2,556     5,409,944                     5,412,500

Issuance of options to consultants                                   121,750                       121,750

Net loss                                                                         (2,627,342)    (2,627,342)
                                    ------------  ------------  ------------   ------------   ------------
Balance at December 31, 2003           6,488,750         6,489     8,467,761     (2,778,323)     5,695,927

Issuance of common stock for cash      2,377,505         2,378     6,344,628                     6,347,006

Effect of recapitalization on
  July 30, 2004                          564,885           565          (565)

Issuance of options to consultants                                   514,340                       514,340

Exercise of stock options                 25,000            25        24,975                        25,000

Net loss                                                                         (5,793,161)    (5,793,161)
                                    ------------  ------------  ------------   ------------   ------------
Balance at December 31, 2004           9,456,140  $      9,457  $ 15,351,139   $ (8,571,484)  $  6,789,112
                                    ============  ============  ============   ============   ============

                        See Notes to Financial Statements

                                 OPTIGENEX INC.
                             STATEMENT OF CASH FLOWS
                             Year ended December 31,

                                                                    2003              2004
                                                                ------------      ------------
Cash flows from operating activities:
  Net loss                                                      $ (2,627,342)     $ (5,793,161)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization of intangible assets                                159,700           400,218
    Depreciation                                                       6,267            30,474
    Stock-based compensation                                         576,750           514,340
    Impairment of intangible assets                                                  1,405,200
    Exercise of stock options in exchange for services                                  25,000
    Changes in operating assets and liabilities,
     excluding the effects of acquisitions:
      Increase in accounts receivable                                                  (80,761)
      Increase in inventories                                       (560,151)       (1,481,548)
      (Increase) decrease in prepaid expenses
       and other current assets                                      100,156          (313,728)
      Increase in other assets                                                         (63,919)
      Increase in accounts payable and accrued
       expenses                                                      318,020           592,920
                                                                ------------      ------------
        Net cash used in operating activities                     (2,026,600)       (4,764,965)
                                                                ------------      ------------

Cash flows from investing activities:
  Patent costs                                                       (69,309)          (90,202)
  Purchases of property and equipment                                (29,618)         (128,843)

                                                                ------------      ------------
        Cash used in investing activities                            (98,927)         (219,045)
                                                                ------------      ------------

Cash flows from financing activities:
  Proceeds from the issuance of common stock                       2,025,000         6,347,006
  Increase in (repayment of) loans payable - stockholder             225,000           (15,000)
  Payments on notes payable                                          (56,529)         (219,372)
                                                                ------------      ------------
        Net cash provided by financing activities                  2,193,471         6,112,634
                                                                ------------      ------------

Net increase in cash                                                  67,944         1,128,624
Cash at beginning of year                                                               67,944
                                                                ------------      ------------
Cash at end of year                                             $     67,944      $  1,196,568
                                                                ============      ============
Supplemental schedule of noncash investing and
  financing activities:

  Stockholder loans converted into common stock                 $    210,000
                                                                ============
  Issuance of common stock and options for services             $    576,750      $    381,325
                                                                ============      ============
  Issuance of common stock and options for acquisitions         $  5,412,500
                                                                ============
  Exercise of stock options in exchange for services                              $     25,000
                                                                                  ============
  Notes payable issued for acquisitions                         $    323,080
                                                                ============

                        See Notes to Financial Statements

                                 OPTIGENEX INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Optigenex Inc. (the "Company") is engaged in the business of developing and marketing proprietary products based on its patented compound known as AC-11.

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

                                 OPTIGENEX INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (continued)

Footnote 1 (cont.)

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

Year ended December 31,                       2003                2004
                                         --------------      --------------

Reported net loss                        $   (2,627,342)     $   (5,793,161)

Deduct: total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of
  related tax effects                                --            (613,822)
                                         --------------      --------------

Proforma net loss                        $   (2,627,342)     $   (6,406,983)

Reported net loss per share
  - basic and diluted                    $        (0.61)     $        (0.72)

Proforma net loss per share
  - basic and diluted                    $        (0.61)     $        (0.79)

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

                                 OPTIGENEX INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2004
                                  (continued)

2. MERGER WITH VIBRANT HEALTH INTERNATIONAL:

On July 30, 2004, Optigenex Inc. ("Optigenex") entered into an Asset Purchase Agreement (the "Transaction") with Vibrant Health International, a Nevada corporation ("Vibrant"), Optigenex Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Vibrant ("Acquisition Corp"), and Thomas McAdam ("McAdam), who, prior to the closing of the Transaction, was the principal shareholder and the sole officer and director of Vibrant.

Vibrant was holding company that conducted its business of selling nutraceutical products through its wholly owned subsidiary Vibrant Health Inc. a Colorado corporation ("VHI"). At the time of the Transaction, in addition to Acquisition Sub and VHI, Vibrant also had another wholly owned subsidiary, Optigenex Merger Inc., a Delaware corporation ("Merger Inc."). Prior to the closing of this Transaction on July 30, 2004, Vibrant sold 100% of the common stock of VHI to McAdam in exchange for 3,417,560 shares of Vibrant that were owned by McAdam. These shares were cancelled and returned to the treasury of Vibrant. This reduced the total number of shares outstanding of Vibrant from 4,360,600 to 943,040. Simultaneously, Vibrant affected a .599 to 1 reverse split of its common shares which reduced the total number of shares outstanding to 564,885.

In this Transaction, Acquisition Sub purchased all of the assets and assumed all of the liabilities of Optigenex in exchange for 8,621,255 shares of Vibrant common stock ("Vibrant Shares"). When added to the 564,885 shares of Vibrant outstanding at the time of the transaction, the 8,621,255 shares issued to Optigenex represented approximately 94% of Vibrant's common stock outstanding immediately after the Transaction. The 8,621,255 shares issued to Optigenex were equal to the total number of Optigenex shares outstanding on July 30, 2004, the date of the Transaction. Vibrant also issued 681,895 options ("Substitute Options") and 111,668 warrants ("Substitute Warrants") to purchase shares of Vibrant common stock to Optigenex. The number of Substitute Options and Substitute Warrants were equal to the number of Optigenex options and warrants that were issued and outstanding on the date of the Transaction. The issuance of the Substitute Options and Substitute Warrants had no accounting consequence since the aggregate intrinsic value of the Substitute Options and Substitute Warrants immediately after the issuance was not greater than the aggregate intrinsic value before the issuance and the ratio of the exercise price per share to the fair value per share was not reduced. Additionally, the issuance did not accelerate the vesting or extend the life of the options and warrants. Simultaneous with the closing of the Transaction on July 30, 2004, Vibrant merged with and into its wholly owned Delaware subsidiary Merger Inc. with Merger Inc. being the surviving corporation. Also on July 30, 2004, Optigenex distributed its remaining assets, which consisted of the Vibrant Shares, the Substitute Options and the Substitute Warrants, directly to its shareholders, option holders and warrant holders. This distribution of the assets of Optigenex had no accounting consequence to Merger Inc. as Optigenex was a separate legal entity unrelated to Merger Inc. Upon the dissolution of Optigenex on July 30, 2004, the name Optigenex Inc. was available and Merger Inc. changed its name to Optigenex Inc. ("Optigenex", "Company", "we", "our", "us").

On August 25, 2004, Acquisition Sub, which contained the assets and liabilities that were acquired in the Transaction, merged with and into Optigenex with Optigenex being the surviving corporation. The effect of this merger was to eliminate Acquisition Sub as a legal subsidiary of Optigenex.

At the time of the Transaction, Vibrant was a non-operating shell corporation with nominal assets and as such, it did not meet the definition of a business under EITF 98-3 "Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business" since it did not contain any of the inputs described in EITF 98-3 such as long lived assets, intellectual property, the ability to obtain access to necessary materials or rights, or employees. Optigenex was a private operating company which, on the date of the Transaction, had assets which consisted of cash, property and equipment, and intellectual property such as patents, patents pending, trademarks and trade names and as such, it did meet the definition of a business under EITF 98-3. Since the stockholders of Optigenex owned in the aggregate 94% of the issued and outstanding common stock of Vibrant upon the closing of the Transaction, Optigenex was deemed to be the acquirer for accounting purposes. Accordingly, the Transaction was accounted for as a recapitalization of Optigenex and not a business combination.

The historical financial statements for all periods presented herein are the historical financial statements of Optigenex. There was no effect on the historical stockholders' equity accounts of Optigenex as a result of the Transaction except for an adjustment to common stock offset by an adjustment to paid in capital to reflect the par value of the 564,885 shares owned by the Vibrant shareholders. For the purpose of computing loss per share for 2004, the 564,885 shares retained by the Vibrant shareholders have been included in the calculation of weighted average shares outstanding as of July 30, 2004, the date of the Transaction.

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

                                 OPTIGENEX INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (continued)

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

Property and equipment                                              $    25,000
Intangible assets                                                     2,866,012
                                                                    -----------
Total assets acquired                                                 2,891,012

Current liabilities assumed                                            (128,512)

Notes payable                                                          (150,000)
                                                                    -----------
Net assets acquired                                                 $ 2,612,500
                                                                    ===========

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

The following summarized pro forma consolidated statement of income (unaudited) assumes the acquisitions occurred at January 1, 2003:

                                 OPTIGENEX INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (continued)

Net sales                                              $    45,845
Net loss                                                (2,813,122)
Net loss per common share - basic and diluted          $     (0.65)

5. INVENTORIES:

Inventories consist of the following:

December 31,                                      2003            2004
------------                                   ----------      ----------
Raw materials                                  $   71,690      $1,640,499
Finished goods                                    488,461         401,200
                                               ----------      ----------
                                               $  560,151      $2,041,699
                                               ==========      ==========

6. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

December 31,                         2003           2004       Useful Life
------------                      ---------      ---------     ------------
Office equipment                  $   7,068      $  69,751     3 to 7 years
Leasehold improvements                              66,160          3 years
Production equipment                 47,550         47,550     3 to 7 years
                                  ---------      ---------     ------------
                                     54,618        183,461
Less accumulated depreciation        (6,267)       (36,741)
                                  ---------      ---------

                                  $  48,351      $ 146,720
                                  =========      =========

7. INTANGIBLE ASSETS:

Intangible assets, at cost, consist of the following:

December 31,                                 2003                            2004
------------                     ----------------------------    ----------------------------
                                    Gross        Accumulated        Gross        Accumulated
                                    Amount       Amortization       Amount       Amortization
                                 ------------    ------------    ------------    ------------
Trademarks, trade names
 and copyrights                  $    251,634    $      4,194    $    259,712    $     29,842
Patents                             4,466,715         155,506       3,193,603         530,076
Patents pending                     1,190,051               0       1,140,087               0
                                 ------------    ------------    ------------    ------------
                                 $  5,908,400    $    159,700    $  4,593,402    $    559,918
                                 ============    ============    ============    ============

                                 OPTIGENEX INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (continued)

The Company's long-lived assets and certain identified intangible assets such as patents, patents pending and trademarks are reviewed in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2004, management has determined that six of the seven patents and one of the two patents pending that were licensed in connection with the Giampapa Acquisition will not be utilized and are not expected to generate any revenue for the foreseeable future. These patents relate to various implantable and subcutaneous therapeutic agent delivery systems. Accordingly, an impairment charge of $1,405,200 was taken to reflect the write-off of the net book value of the impaired assets. Of the total impairment charge, $1,355,236 related to six licensed patents and $49,964 related to one licensed patent pending. The remaining patent and patent pending that were licensed from Giampapa pertain to formulations for the Company's nutritional supplement products. The patent pending was issued on January 1, 2004.

Patents are amortized over periods ranging from of 12 to 18 years, which represents the remaining lives of the patents. Patent pending applications will be amortized when the patents are issued. Trademarks, trade names and copyrights are being amortized over 10 years, the remaining estimated useful lives.

Amortization expense amounted to approximately $160,000 and $400,000 for the year ended December 31, 2003 and December 31, 2004, respectively. Estimated amortization expense for the next five years is as follows:

Year ending December 31,

        2005                            223,000
        2006                            223,000
        2007                            223,000
        2008                            223,000
        2009                            223,000

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

December 31,                                       2003                2004
------------                                   ------------        ------------
Trade accounts payable                         $    102,187        $    871,359
Accrued professional fees                           316,076              55,000
Accrued salaries                                     37,500              70,041
Other                                                47,178              99,461
                                               ------------        ------------
                                               $    502,941        $  1,095,861
                                               ============        ============

9. NOTES PAYABLE:

Notes payable consisted of obligations originated upon the Company's acquisitions during 2003. The notes are non-interest bearing and due upon demand. These notes payable were paid off in their entirety in 2004.

December 31,                                     2003
------------                                   --------
Giampapa acquisition                           $128,080
CampaMed acquisition                             91,292
                                               --------
                                               $219,372
                                               ========

                                 OPTIGENEX INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (continued)

10. LOANS PAYABLE - STOCKHOLDERS

Loans payable - stockholders consists of a working capital loan made to the Company. The loan is noninterest-bearing and was repaid in March 2004.

In December 2003, the Company issued 105,000 shares of common stock to stockholders in conversion of $210,000 of loans payable.

11. COMMITMENTS AND CONTINGENCIES:

In June 2004, the Company entered into a noncancelable operating lease for office space expiring March 31, 2007. The aggregate minimum future payments under the lease are payable as follows:

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
                                               --------
                                               $915,000
                                               ========

From time to time, the Company conducts research and development activities to support its proprietary compound AC-11. The Company generally utilizes the services of outside contractors such as physicians, scientists and academic institutions. These outside contractors are compensated on an hourly or fixed price basis. To date, the Company has not entered into any research arrangements that require it to pay according to research and development milestones. At December 31, 2004, the Company is not a party to any material research and development agreement.

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

                                 OPTIGENEX INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (continued)

Footnote 12 (cont.)

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

A summary of the status of the Company's options as of December 31, 2004 and changes during the year then ended is presented below:

                                 OPTIGENEX INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (continued)

Footnote 13 (cont.)

                                                                      Weighted-
                                                    Number            Average
                                                      of              Exercise
                                                    Shares             Price
                                                  ----------         ----------

Outstanding at January 1, 2003                       272,000         $     1.00
Granted during 2003                                  434,895         $     1.24
                                                  ----------         ----------
Outstanding at December 31, 2003                     706,895         $     1.15

Granted during 2004                                2,392,500         $     2.98
Exercised during 2004                                (25,000)              1.00
                                                  ----------         ----------
Outstanding at December 31, 2004                   3,074,395         $     2.57
                                                  ==========         ==========
Options exercisable at December 31, 2004           2,724,395         $     2.52
                                                  ==========         ==========

The following table summarizes information for options currently outstanding and exercisable at December 31, 2004:

                             Options Outstanding                   Options Exercisable
                   ----------------------------------------     --------------------------
                                   Weighted-      Weighted-                     Weighted-
                     Shares         Average        Average        Shares          Average
Range of           Underlying      Remaining      Exercise      Underlying       Exercise
Exercise Prices      Options         Life          Price          Options         Price
---------------    ----------     ----------     ----------     ----------      ----------
$0.001                150,000     3.90 years      $   0.001        150,000      $    0.001
$0.01                  16,000     4.75 years           0.01         16,000            0.01
$1.00                 277,000     3.00 years           1.00        277,000            1.00
$2.00                 259,395     3.08 years           2.00        259,395            2.00
$3.00               2,372,000     4.66 years           3.00      2,022,000            3.00
                   ==========     ==========     ==========     ==========      ==========

$0.001-$3.00        3,074,395     3.81 years      $    2.57      2,724,395      $     2.52
                   ==========     ==========     ==========     ==========      ==========

The weighted-average fair value of options granted during the years ended December 31, 2003 and 2004 was $0.97 and $0.54 respectively.

14. INCOME TAXES

The Company has a net operating loss carryforward of approximately $5,500,000 available to offset taxable income through the year 2025.

                                 OPTIGENEX INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (continued)

Footnote 14 (cont.)

The tax effects of loss carryforwards and the valuation allowance that give rise to deferred tax assets are as follows:

Net operating losses                           $ 2,200,000
Less valuation allowance                        (2,200,000)
                                               -----------
Deferred tax assets                            $        -0-
                                               ===========

The difference between income taxes computed at the statutory federal rate of 34% and the benefit for income taxes relates to the following:

December 31,                                     2003         2004
------------                                   --------     --------

Tax benefit at the federal statutory rate            34%          34%
Valuation allowance                                 (34)%        (34)%
                                               --------     --------
                                                     -0-%         -0-%
                                               ========     ========

15. RELATED PARTY TRANSACTIONS:

The following are related party transactions:

Year ended December 31,                                     2003          2004
-----------------------                                   --------      --------

Product sales to a 5% stockholder (a)                     $ 18,000      $ 84,851

Product sales to a company whose
   significant stockholder is a 5%
   stockholder of the Company (b)                                       $ 72,167

Consulting fees paid to a 5% stockholder                  $ 77,000      $ 55,073

Commissions and consulting fees to an investment
 bank whose former Vice Chairman is the Chairman
 of the Company                                                         $136,700

Consulting fees paid to a Director of the Company                       $ 39,000

Consulting fees paid to companies
 owned by a key employee                                  $ 63,000

The stockholder listed in (a) and (b) above is the same individual

The Company's two largest customers accounted for approximately 25% and 21% of total sales for the year ended December 31, 2004. In addition, these two customers accounting for an aggregate of 46% of total sales for the year were the related parties (a) and (b) listed in the above table.

At December 31, 2004, 88% of accounts receivable or approximately $71,000 was due from the two related parties (a) and (b) listed above. There were no amounts due from related parties at December 31, 2003.

At December 31, 2004, the Company owed $8,300 to related party (a). There were no amounts due to any related parties at December 31, 2003.

                                 OPTIGENEX INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (continued)

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

The Company does not have a contractual arrangement with Centroflora Group related to the production of AC-11. The Company issues purchase orders to the manufacturer of its nutritional supplement products on an as needed basis.

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