Form 10KSB/A
period 2004-12-31
OPTIGENEX INC.
filed 2006-02-10
CIK 1168776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 2

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

Our audited consolidated financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. Our audited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 7. Financial Statements

The financial statements appear in a separate section of this report following

                                    Part III

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. The system of disclosure controls and procedures was designed to be effective at a reasonable assurance level. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Act of 1934. During the quarter ended December 31, 2004, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

We have considered the restatement of our Financial Statements presented in this amended annual report on Form 10-KSB for the period ended December 31, 2004 to correct the calculation of net loss per common share and have concluded that such restatement does not represent a material weakness in our internal control over financial reporting and we still believe that our disclosure controls and procedures are effective at the reasonable assurance level. Management views this restatement as a one-time error related to the method it used to calculate the weighted average shares outstanding for periods impacted by a reverse merger. This transaction was prepared and assessed by the accounting staff and presented to the CFO and CEO for approval. In the course of its review, management decided that the complexity warranted discussion with the senior technical review staff from its independent registered public accounting firm who concurred with management's methodology prior to recording this transaction. After consulting the SEC staff and its independent registered public accounting firm, management determined that a restatement was necessary. In the future, when the Company encounters complex transactions of this nature where the accounting guidance may require further interpretation, the Company will seek an additional level of outside technical expertise in order to ensure that its disclosures are accurate.

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

Dated: February 10, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                Date
---------                     -----                                ----

/s/ Anthony Bonelli       Chief Executive Officer              February 10, 2006
    -----------------     and Director (Principal
    Anthony Bonelli       Executive Officer)

/s/ Joseph McSherry       Chief Financial Officer              February 10, 2006
    -----------------     (Principal Accounting Officer)
    Joseph McSherry

/s/ William Walters       Chairman of the Board                February 10, 2006
    -----------------
    William Walters

/s/ James Favia           Director                             February 10, 2006
    -----------------
    James Favia

/s/ Kenji Kitatani        Director                             February 10, 2006
    -----------------
    Kenji Kitatani

/s/ Michael Mullarkey     Director                             February 10, 2006
    -----------------
    Michael Mullarkey

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

As discussed in Note 22 to the financial statements, the Company has restated earnings per share and the statement of stockholders' equity for the years ended December 31, 2003 and 2004 and the balance sheet as of December 31, 2003.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 3, 2005, except for Note 22 as to which the date is February 6, 2006

                                 OPTIGENEX INC.
                                  BALANCE SHEET
                                  December 31,
                                   (RESTATED)

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

Commitments

Stockholders' Equity:
  Preferred stock - $0.001 par value;
    authorized 5,000,000 shares, none
    issued
  Common stock - $0.001 par value;
    authorized 100,000,000 shares, issued
    and outstanding 6,488,750 and 9,456,140
    shares, respectively                                  6,489           9,457
  Additional paid-in capital                          8,467,761      15,351,139
  Accumulated deficit                                (2,778,323)     (8,571,484)
                                                   ------------    ------------
    Stockholders' equity                              5,695,927       6,789,112
                                                   ------------    ------------
    Total Liabilities and Stockholders'
      Equity                                       $  6,433,240    $  7,884,973
                                                   ============    ============

                       See Notes to Financial Statements

                                 OPTIGENEX INC.
                             STATEMENT OF OPERATIONS
                             YEAR ENDED DECEMBER 31,
                                   (RESTATED)

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
                                                   ============    ============

                        See Notes to Financial Statements

                                 OPTIGENEX INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          Year ended December 31, 2004
                                   (RESTATED)

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
                                    ============  ============  ============   ============   ============

                        See Notes to Financial Statements

                                 OPTIGENEX INC.
                             STATEMENT OF CASH FLOWS
                             Year ended December 31,
                                   (RESTATED)

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

22. RESTATEMENT

The Company has restated the statement of operations for the years ended December 31, 2003 and 2004 to correctly compute net loss per common share. Previously, the Company had calculated net loss per common share assuming that the 8,621,255 shares of Vibrant issued to Optigenex in connection with the July 30, 2004 reverse merger were issued and outstanding at January 1, 2003. The Company has now calculated net loss per common share based on the actual weighted average shares outstanding of Optigenex with the 564,885 shares of Vibrant that were retained by the Vibrant shareholders in connection with the reverse merger included as issued and outstanding as of July 30, 2004. Accordingly, net loss per common share at December 31, 2003 has been restated to $0.61 compared to loss per common share of $0.29 as previously reported. Net loss per common share at December 31, 2004 has been restated to $0.72 compared to loss per common share of $0.63 as previously reported. The Company has also restated the balance sheet and statement of stockholders' equity as of December 31, 2003 to reflect the 564,885 shares retained by the Vibrant shareholders as issued and outstanding as of July 30, 2004.