Form 10QSB/A
period 2005-09-30
OPTIGENEX INC.
filed 2006-02-10
CIK 1168776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 2

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
                                                ==============       ==============       ==============       ==============

See notes to condensed financial statements

                                 OPTIGENEX INC.

       Condensed Statement of Changes in Stockholders' Equity - Unaudited

                                   (RESTATED)


                                                  Common Stock                Additional
                                        --------------------------------        Paid-in         Accumulated
                                            Shares            Amount            Capital            Deficit             Total
                                        --------------    --------------    --------------     --------------      --------------
Balance - December 31, 2004                  9,456,140    $        9,457    $   15,351,139     $   (8,571,484)     $    6,789,112

Issuance of common stock for cash              853,304               853         2,381,068                              2,381,921

Exercise of stock options                       66,255                66                                                       66

Issuance of options to consultants                                                  53,540                                 53,540

Net loss                                                                                           (4,109,097)         (4,109,097)
                                        --------------    --------------    --------------     --------------      --------------
Balance - September 30, 2005                10,375,699    $       10,376    $   17,785,747     $  (12,680,581)     $    5,115,542
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

The Company calculated the fair value of the embedded conversion on August 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of $3.25; exercise price of $1.95, which represents a 60% discount to the market price on August 31, 2005; risk free interest rate of 4.0%; expected volatility of 50% and an expected life of 5 years. The fair value of $1,186,667 was recorded as a debt discount, which reduced the carrying amount of the convertible notes. To determine the liability related to the warrants, the Company calculated the fair value of the warrants on August 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of $3.25; exercise price of $4.50; risk free interest rate of 4.0%; expected volatility of 50% and an expected life of 5 years. The fair value of $255,936 was also recorded as a debt discount. The total debt discount attributable to the warrants and embedded conversion feature of $1,442,603 exceeded the principal amount of the convertible notes by $142,603 and accordingly this excess amount was charged directly to interest expense on August 31, 2005. The remaining $1,300,000 of debt discount will be amortized over the three year term of the convertible notes using the interest method.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. The system of disclosure controls and procedures was designed to be effective at a reasonable assurance level. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Act of 1934. During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

We have considered the restatement of our financial statements presented in this amended quarterly report on Form 10-QSB for the period ended September 30, 2005 to correct the calculation of net loss per common share and the embedded derivative feature present in our Callable Secured Convertible Notes and have concluded that such restatement does not represent a material weakness in our internal control over financial reporting and we still believe that our disclosure controls and procedures are effective at the reasonable assurance level. Management views the restatement of net loss per share as a one-time error related to the method it used to calculate the weighted average shares outstanding for periods impacted by a reverse merger. Management also believes that the restatement related to the accounting treatment of the embedded derivative feature is a one-time error. Both transactions were prepared and assessed by the accounting staff and presented to the CFO and CEO for approval. In the course of its review, management decided that the complexity warranted discussion with the senior technical review staff from its independent registered public accounting firm who concurred with management's methodology prior to recording and disclosing these transactions. After consulting the SEC staff and its independent registered public accounting firm in the course of their review of its recent Form SB-2, management determined that a restatement was necessary. In the future, when the Company encounters complex transactions of this nature where the accounting guidance may require further interpretation, the Company will seek an additional level of outside technical expertise in order to ensure that its disclosures are accurate.

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

Dated: February 10, 2006

OPTIGENEX INC.
Registrant




By:   /s/ Anthony Bonelli
      -----------------------------
      Anthony Bonelli
      Chief Executive Officer
      (Principal Executive Officer)


By:   /s/ Joseph McSherry
      -----------------------------
      Joseph McSherry
      Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)