Form 10KSB
period 2005-12-31
OPTIGENEX INC.
filed 2006-04-17
CIK 1168776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_]

Issuer's revenues for the fiscal year ended December 31, 2005 were $277,831.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of March 31, 2006, was $1,139,237 based upon the closing price of $0.16 for such date as reported on the Over-the-Counter Bulletin Board.

There were 10,750,234 shares of Common Stock outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

PART I.

Item 1.    Business                                                            1

Item 2.    Properties                                                          6

Item 3.    Legal Proceedings                                                   7

Item 4.    Submission of Matters to a Vote of Security Holders                 7

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters            8

Item 6.    Management's Discussion and Analysis or Plan of Operation           8

Item 7.    Financial Statements                                               22

Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure                                22

Item 8A.   Controls and Procedures                                            22

Item 8B.   Other Information                                                  22

PART III.

Item 9.    Directors, Executive Officers, Promoters and
           Control Persons; Compliance With Section 16(a) of
           the Exchange Act                                                   23

Item 10.   Executive Compensation                                             26

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                         28

Item 12.   Certain Relationships and Related Transactions                     30

Item 13.   Exhibits                                                           30

Item 14.   Principal Accountant Fees and Services                             31

SIGNATURES                                                                    32

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Optigenex Inc. ("Optigenex") was incorporated in the State of Delaware under the name Idunna, Inc. on July 10, 2002. Idunna, Inc. changed its name to Kronogen Sciences Inc. ("Kronogen") on November 21, 2002.

On April 4, 2003, Kronogen acquired certain assets of the Giampapa Institute for Anti-Aging Medical Therapy, a sole proprietorship of the State of New Jersey and Optigene-X LLC, a New Jersey limited liability company (collectively "Giampapa"). This acquisition provided Kronogen with an exclusive license to certain intellectual property including patents, patents pending and trademarks that Giampapa utilized in its business. In this transaction, Kronogen issued an aggregate of 1,400,000 shares of its common stock to three individuals and a note payable of $173,080 to an individual for the release of his existing license agreement to utilize the same intellectual property. On July 30, 2003, Kronogen changed its name to Optigenex Inc.

On November  6, 2003,  Optigenex  acquired  certain  assets and assumed  certain liabilities of CampaMed LLC, a New Jersey limited liability company ("CampaMed"). This acquisition provided Optigenex with certain intellectual property including patents, patents pending and trademarks that CampaMed utilized in its business. In this transaction, Optigenex issued an aggregate of 1,156,250 shares of its common stock to seven individuals and note payable to CampaMed of $150,000. Optigenex also assumed certain liabilities of CampaMed in the amount of $128,512. In addition, Optigenex issued options to purchase an aggregate of 150,000 shares of its common stock at an exercise price of $0.001 to four individuals in exchange for the release of an existing royalty obligation related to the intellectual property that Optigenex was acquiring from CampaMed.

On July 30, 2004, Optigenex entered into an Asset Purchase Agreement (the "Transaction") with Vibrant Health International, a Nevada corporation ("Vibrant"), Optigenex Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Vibrant ("Acquisition Corp"), and Thomas McAdam ("McAdam), who, prior to the closing of the Transaction, was the principal shareholder and the sole officer and director of Vibrant. At the time of the Transaction, Vibrant was a reporting company for SEC purposes, however, its common stock was not registered with the SEC and as such, its shares were not listed on an established exchange or quoted on the Over-the-Counter Bulletin Board.

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

In this Transaction, Acquisition Sub purchased all of the assets and assumed all of the liabilities of Optigenex in exchange for 8,621,255 shares of Vibrant common stock ("Vibrant Shares"), which represented approximately 94% of Vibrant's common stock outstanding immediately after the Transaction. The 8,621,255 shares issued by Vibrant to Optigenex were equal to the total number of Optigenex shares outstanding on July 30, 2004. Vibrant also issued 681,895 options ("Substitute Options") and 111,668 warrants ("Substitute Warrants") to purchase shares of Vibrant common stock to Optigenex. The number of Substitute Options and Substitute Warrants were equal to the number of Optigenex options and warrants that were issued and outstanding on the date of the Transaction. The Substitute Options and Substitute Warrants issued by Vibrant had the same exercise price and the same terms as the Optigenex options and warrants.

Simultaneous with the closing of the Transaction on July 30, 2004, Vibrant merged with and into its wholly owned Delaware subsidiary Merger Inc. with Merger Inc. being the surviving corporation. Also on July 30, 2004, Optigenex distributed its remaining assets, which consisted of the Vibrant Shares, the Substitute Options and the Substitute Warrants, directly to its shareholders, option holders and warrant holders. Upon the dissolution of Optigenex on July 30, 2004, Merger Inc. changed its name to Optigenex Inc.

On August 25, 2004, Acquisition Sub, which contained the assets and liabilities that were acquired in the Transaction, merged with and into Optigenex with Optigenex being the surviving corporation. The effect of this merger was to eliminate Acquisition Sub as a legal subsidiary of Optigenex.

On April 15, 2005,  we  registered  our common stock under  Section 12(g) of the
Securities   Exchange  Act  of  1934  and  our  shares  began   trading  on  the
Over-the-Counter Bulletin Board under the ticker symbol OPGX.OB.

DESCRIPTION OF THE COMPANY'S BUSINESS

Optigenex develops and markets proprietary products that are designed to counter the negative effects of aging by supporting the body's natural ability to repair and maintain its DNA. Our patented compound AC-11 is a bioactive form of the medicinal herb known as Uncaria tomentosa which is indigenous to the Amazon rainforest and other tropical areas of South and Central America. AC-11 is manufactured for us by the Centroflora Group of Sao Paulo, Brazil, using a patented process that we own which delivers a standardized, water soluble extract. This manufacturing takes place in a facility utilizing manufacturing equipment that we own. This facility complies with worldwide, voluntary standards for quality management.

We do not conduct our own human and animal studies. However, in in-vitro studies and clinical trials previously conducted by third parties on our behalf, AC-11 has been shown to increase the body's natural ability to repair DNA damage. Among the known causes of DNA damage are pollution and hydrocarbons, ultraviolet rays (including exposure to sunlight), environmental toxins, oxidative stress and lifestyle choices such as smoking, drinking alcohol, and strenuous exercise. AC-11 has demonstrated positive results as an immune system enhancer, and an anti-tumor agent. In addition, in laboratory studies, it has shown to be an inhibitor of inflammatory biochemicals.

MARKETING AND SALES

Our product line consists of Activar AC-11, an oral nutritional supplement that we sell direct to the consumer through our Internet website. We also sell AC-11 as a bulk ingredient to strategic partners in the nutraceutical, cosmeceutical, personal care, skin care, hair care, and fitness beverage industries. In March 2006, we began selling a line of proprietary topical skin care products which contain AC-11 as an active ingredient. These skin care products which consist of a day cream, night cream and eye cream are marketed under the brand name "Activar Skin Care Renewal System". We market these products directly to the consumer through a celebrity endorsed TV infomercial. We began airing the TV infomercial in certain test markets in March 2006. We also sell these skin care products through our Internet website. In 2006, we intend to continue to purchase commercial time on demographically targeted programming on both national broadcast and cable TV outlets. We will require significant capital expenditures to launch and maintain this new line of business.

We plan to seek other channels of distribution for our nutritional supplement and skin care products such as wholesalers, health food stores, drug stores, supermarkets and retail mass merchandisers.

JOINT VENTURES

PMO PRODUCTS INC.

In November 2004, we entered into a joint venture with the two principals of Pierre Michel Salon, a leading New York City based hair salon to develop and market a line of professional hair care products that contain AC-11 as an ingredient. We contributed $25,000 in cash for a 50% ownership interest in a newly formed corporation named PMO Products Inc., a New York corporation ("PMO"). The two principals of Pierre Michel Salon contributed in the aggregate $25,000 in cash for their 50% ownership interest. We sell our ingredient AC-11 to PMO which in turn utilizes it in the formulation and manufacturing of six products. These products include a daily shampoo, daily conditioner, leave-in conditioner, hair volumizer, scalp treatment and conditioning masque. In August 2005, PMO began selling these products exclusively to the Pierre Michel Salon in New York City.

Currently, we do not have a written operating agreement with our joint venture partners. PMO's operations are directed solely by the principals of Pierre Michel Salon. As of December 31, 2005, we have received approximately $8,000 from PMO, which reflects payment for bulk AC-11 which we sold to PMO. We are not required to make any material or recurring payments to PMO. The joint venture partners share equally in the net income or net loss generated by PMO however, PMO does not participate in any of the profits generated from the retail sales of the products at the Pierre Michel Salon.

PROMETHEON LABS LLC

In September 2005, we contributed $40,000 in cash for a 50% ownership interest in Prometheon Labs LLC, a New York limited liability company which was formed for the purpose of developing and marketing an oral nutritional supplement containing our ingredient AC-11. Our joint venture partner Prometheon Holding LLC, a New York Limited Liability Company contributed $40,000 in cash for its 50% ownership interest in Prometheon Labs. We sell our ingredient AC-11 to Prometheon Labs which in turn utilizes it in the formulation of its oral nutritional supplement Avatar 8. In addition to AC-11, Avatar 8 contains eight other herbal ingredients. Avatar 8 is formulated to help reduce inflammation, restore joint function and initiate tissue repair. In September 2005, Prometheon began selling Avatar 8 through retail outlets and through its Internet website.

Pursuant to our operating agreement, the operating activities of Prometheon are directed solely by our joint venture partner Prometheon Holding. As of December 31, 2005, we have received $11,000 from Prometheon, which reflects payment for bulk AC-11 sold to Prometheon. We are not required to make any material or recurring payments to Prometheon. The joint venture partners share equally in the net income or net loss generated by Prometheon Labs.

GOVERNMENT REGULATION

In the United States, the manufacturing, processing, formulation, packaging, labeling, advertising and sale of dietary supplements are regulated primarily by the Federal Food, Drug and Cosmetic Act, as amended, among others, by the Dietary Supplemental Health and Education Act of 1994 ("DSHEA Act") and by various federal agencies, including the Food & Drug Agency (the "FDA") and the U.S. Federal Trade Commission (the "FTC") and, to a lesser extent, the Consumer Product Safety Commission and the United States Department of Agriculture. Our activities may also be subject to regulation by various governmental agencies for the states and localities in which our products are manufactured, distributed or sold, and may be regulated by governmental agencies in certain countries outside the United States in which our products may be distributed and sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims that refer to a product's ability to treat or prevent disease or other adverse health conditions.

Under the DSHEA, the FDA regulates the formulation, manufacture and labeling of dietary supplements, including our products. The DSHEA Act (i) defines dietary supplements, (ii) permits "structure/function" statements under certain conditions and (iii) permits, under certain conditions, the use of published literature in connection with the sale of herbal products. As dietary supplements, our products do not require approval by the FDA prior to marketing but are nevertheless subject to various regulatory requirements concerning their composition, permissible claims (including substantiation of any claims), manufacturing procedures and other elements. DSHEA prohibits marketing dietary supplements through claims for, or with intended uses in, the treatment or prevention of diseases. There can be no assurance that our supplement products can be identified and differentiated from competing products sufficiently enough on the basis of permissible claims regarding composition to compete successfully.

FDA regulations require us and our suppliers to meet relevant regulatory good manufacturing practices for the preparation, packaging and storage of these products. Good manufacturing practices for dietary supplements have yet to be promulgated, but are expected to be proposed. The Dietary Supplement Health and Education Act of 1994 revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. The Dietary Supplement Health and Education Act created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. In general, a dietary supplement is a product (other than tobacco) that is intended to supplement the diet that bears or contains one or more of the following dietary ingredients: a vitamin, a mineral, a herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total daily intake, or a concentrate, metabolite, constituent, extract, or combinations of these ingredients; is intended for ingestion in pill, capsule, tablet, or liquid form; is not represented for use as a conventional food or as the sole item of a meal or diet; and is labeled as a "dietary supplement." However, the DSHEA grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement containing a new dietary ingredient and placed on the market on or after October 15, 1994 must have a history of use or other evidence establishing a basis for expected safety. Manufacturers of dietary supplements having a "structure-function" statement must have substantiation that the statement is truthful and not misleading.

As dietary products, our products are regulated by FDA regulations promulgated under the DSHEA. Dietary supplements do not require approval by the FDA prior to marketing but are nevertheless subject to various regulatory requirements concerning their composition, permissible claims (including substantiation of any claims), manufacturing procedures and other elements. DSHEA prohibits marketing dietary supplements through claims for, or with intended uses in, the treatment or prevention of diseases.

In general, a dietary supplement:

o is a product (other than tobacco) that is intended to supplement the diet that bears or contains one or more of the following dietary ingredients: a vitamin, a mineral, a herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total daily intake, or a concentrate, metabolite, constituent, extract, or combinations of these ingredients;
o     is intended for ingestion in pill, capsule, tablet, or liquid form;
o is not represented for use as a conventional food or as the sole item of a meal or diet; and
o     is labeled as a "dietary supplement."

Dietary supplements must follow labeling guidelines outlined by the FDA. Neither dietary supplements nor personal care products require FDA or other government approval or notification to market in the United States.

Under the DSHEA, companies that manufacture and distribute dietary supplements are limited in the statements that they are permitted to make about nutritional support on the product label without FDA approval. In addition, a manufacturer of a dietary supplement must have substantiation for any such statement made and must not claim to diagnose, mitigate, treat, cure or prevent a specific disease or class of disease.

The product label must also contain a prominent disclaimer. These restrictions may restrict our flexibility in marketing our product. Although product labels must be submitted to the FDA, they are not subject to that agency's prior approval. We believe that we have made all necessary filings with the FDA.

We believe that all of our existing and proposed products are dietary supplements that do not require governmental approvals to be marketed in the United States. However, the FDA could conclude that our products are drugs and either require us to conduct clinical trials to establish efficacy and safety or cease to market these products. If this were to occur, our business, financial condition and results of operations may be negatively impacted.

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

INTELLECTUAL PROPERTY

PATENTS

Our core intellectual property lies in three U.S. patents that we acquired from CampaMed relating to the extraction process of Uncaria tomentosa, as follows:

o US6039949: method of preparation and composition of a water soluble extract of the plant species Uncaria;

o     US6238675:  method  of  preparation  and  composition  of a water  soluble
      extract   of   the   plant   species   Uncaria   for   enhancing   immune,
      anti-inflammatory and anti-tumor processes of warm blooded animals; and

o     US6361805:  method  of  preparation  and  composition  of a water  soluble extract of the plant species Uncaria for enhancing immune, anti-inflammatory, anti-tumor and DNA repair processes of warm blooded animals. There are corresponding international patent filings for these patents. These patents expire between 2016 and 2017.

We also have an exclusive license to utilize seven US patents and two patents pending. Six of the patents and one patent pending pertain to various implantable and subcutaneous therapeutic agent delivery systems. The remaining patent and patent pending relate to the formulation of our nutritional supplement products Age Manager and Age Manager Pro. This license was granted to us in connection with our April 2003 purchase of certain assets from the Giampapa Institute for Anti-Aging Medical Therapy, Dr. Vincent Giampapa. The term of the license agreement is for the remaining life of each of the patents which expire between 2010 and 2017. We are not obligated to pay any royalties in connection with the license. We have also applied for, and will continue to apply for, what we believe to be appropriate foreign patents.

At December 31, 2004, management determined that six of the seven licensed patents and one of the two licensed patents pending would not be utilized and as such, were not expected to generate any revenue for the foreseeable future. The patents and patent pending related to the various implantable and subcutaneous therapeutic agent delivery systems. Accordingly, we recorded an impairment charge of $1,405,200 at December 31, 2004 to reflect the write-off of the net book value of the patents and patent pending.

During the fourth quarter of 2005, the Company determined that it will no longer be selling the nutritional supplement products that the remaining patent and patent pending relate to and accordingly, an impairment charge of $1,271,599 was recorded to reflect write-off of the net book value of these impaired assets. Of the total write-off, $999,355 related to the patent pending and $272,244 related to the patent.

TRADEMARKS

We own the following seven registered trademarks:

o     "Time Machine"
o     "Age Manager"
o     "AC-11"
o     "Age Manager Professional"
o     "Optigene-X"
o     "Xtend" and
o     "Optigene"

In addition, we have a trademark application pending for the name "Activar".

ROYALTY AGREEMENTS

In connection with the November 2003 acquisition of assets from CampaMed LLC, we entered into a separate agreement with Pierre Apraxine, Christian Flood, Peter Koepke and the Estate of John B. Elliott that obligates us to pay royalties in connection with the sale or licensing of any product that contains any compound, substance or ingredient derived or isolated from the Uncaria tomentosa vine such as our proprietary product AC-11, or its predecessor C-MED-100 (collectively referred to herein as "AC-11".) The maximum amount payable under this agreement is $347,700. The royalties are based on sales, as defined in the agreement, of any product that we sell or license. The royalty payments are calculated as follows: (i) 6% of gross sales for any product that we sell that contain AC-11 as an ingredient which includes our nutritional supplement products and (ii) 10% of gross sales of bulk AC-11. As of December 31, 2005, we have made royalty payments under the agreement totaling $49,281. These payments are recorded as additional purchase cost as they are incurred. The total remaining royalty obligation under the agreement as of December 31, 2005 is $298,419 and the agreement remains in effect until this amount is paid.

Also in connection with the November 2003 acquisition of assets from CampaMed LLC, we agreed to pay CampaMed additional payments based on 6% of the gross sales of any product containing AC-11, and 10% of the gross sales of any bulk AC-11, until additional payments in an aggregate amount of $500,000 have been made. As of December 31, 2005, we have made total payments under the agreement totaling $49,281. These payments are recorded as additional purchase cost as they are incurred. The total remaining payment obligation under the agreement is $450,719.

Also in connection with the acquisition of assets from CampaMed LLC, we assumed a royalty obligation based on the sales of any products that incorporate either the Nicoplex or Thiol technologies. These technologies are owned by Oxigene Inc. Nicoplex is a novel combination of antioxidant nutrients intended to be developed for the OTC market as an antioxidant therapy. The Thiol technology is a diagnostic test used to estimate oxidative stress-regulated DNA repair as an indicator of risk to illnesses associated with aging and cancer.

The total maximum amount due under this agreement is $3.5 million. To date, we have not paid nor do we owe any royalty payments under the agreement. Currently we are not developing or marketing any products that incorporate either the Nicoplex or the Thiol technologies.

COMPETITION

In considering our competitive position, we distinguish between our nutritional supplement products business, and our planned skin care business. The nutritional supplement industry is large and intensely competitive. According to Nutrition Business Journal, U.S. sales of vitamins and nutritional supplements were $20.3 billion in 2004. Some of the larger companies in this industry are:
NBTY, Herbalife, Perrigo, Nature's Sunshine Products, Mannatech, USANA Health Sciences and Schiff Nutrition International. There are also numerous smaller companies in this sector.

Our nutritional supplement products contain our patented compound AC-11 which is derived from the rainforest botanical Uncaria tomentosa. Our products compete with numerous products on the market that contain Uncaria tomentosa as an ingredient. Most of our competitors in the nutritional supplement market have longer operating histories, greater name recognition and greater financial resources. In addition, nutritional supplements are sold through a wide variety of distribution channels such as retail stores and network marketing organizations. Currently, we only sell our nutritional supplements through our Internet website and we have no plans to sell our products through retail outlets in the near future. While we believe that consumers may appreciate the convenience of ordering products from home through the Internet or from infomercials, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change.

In our skin care business, we expect to compete with product offerings from large consumer product companies such as Unilever and Procter & Gamble, as well as large cosmetic companies such as Avon Products and Estee Lauder. Many of these products are marketed and advertised as having benefits similar to our skin care products. We will also compete with numerous companies that market skin care products via television infomercials. In addition we will compete with a number of companies that currently sell skin care products that contain Uncaria tomentosa as an ingredient. These companies include Joie de Vie, Murad and Optimal Outcome.

RESEARCH AND DEVELOPMENT

From time to time, we have provided funding to academic and other institutions for pre-clinical and clinical studies to evaluate the efficacy and mechanisms of action of AC-11, and we may continue to do so in the future. We may also supply AC-11 for use in studies for which we provide no funding. We believe that positive results from these studies, whether or not funded by us, would provide benefits to us by furthering the acceptance of AC-11. We intend to make presentations at various meetings to gain acceptance of AC-11. If we obtain successful research outcomes, we plan to publicize these findings to reposition our products and increase the demand for AC-11. We believe that successful research studies, if obtained, would strengthen our chances of obtaining developmental funding from pharmaceutical or other strategic partners for further pre-clinical and clinical trials. During the two most recent fiscal years we have spent in excess of $400,000 per year on research and development activities.

EMPLOYEES

As of March 31, 2006, we had 3 employees all of which are full time.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 750 Lexington Avenue, Sixth Floor, New York, New York. We currently sublease approximately 6,125 square feet of space at a monthly rent of $18,166. Our sublease expires in March 2007.

ITEM 3. LEGAL PROCEEDINGS

In March 2005, the Company commenced an action entitled Optigenex Inc. vs. Ronald W. Pero, Maryellen E. Evans, Pero Laboratories, et al. in the Supreme Court of New York County, State of New York. Ronald Pero is the inventor of certain of the technology we purchased from CampaMed LLC and he is our former Director of Laboratory Research; Ms. Evans is a former Acting Chief Operating Officer of ours; and Pero Laboratories is an entity formed by Dr. Pero and Ms. Evans. The individual defendants had previously agreed to use information about Optigenex's business, vendors and customers solely for Optigenex's benefit and they had agreed not to compete against Optigenex. We sought an injunction enforcing these agreements as well as damages for breaches of the agreements. On November 22, 2005, the Court entered summary judgment for the defendants on our claim for damages on the basis that damages had not been established, but it granted an injunction against the defendants. Until February 18, 2006, defendants were enjoined from representing that they were partners or affiliates of Optigenex or that they own or license Optigenex intellectual property. Defendants were also barred from competing with Optigenex until Pero's non-compete agreement expired on February 18, 2006. The Company does not intend to pursue this action further.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the OTC Bulletin Board under the symbol "OPGX.OB" since April 15, 2005. Prior thereto our common stock was listed on the Over-the-Counter Pink Sheet. There was no trading in our common stock during 2004 and during the quarter ended March 31, 2005.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

                                                  High               Low
                                                  ----               ---
Second Quarter ended June 30, 2005               $ 5.50            $ 4.10

Third Quarter ended September 30, 2005           $ 5.50            $ 0.68

Fourth Quarter ended December 31, 2005           $ 0.80            $ 0.31

As of March 31, 2006, there were approximately 195 holders of record of our Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

In the fourth quarter of the year ended December 31, 2005 we did not issue any restricted securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

OVERVIEW

We are in the business of developing and marketing proprietary products that are designed to counter the negative effects of aging. We began selling three oral nutritional supplement products in the fourth quarter of 2003. The key ingredient in our nutritional supplement products is our patented compound AC-11, which is derived from the medicinal herb known as Uncaria tomentosa. We also sell AC-11 as a bulk ingredient to strategic partners in the nutraceutical, cosmeceutical, personal care, skin care, hair care, and fitness beverage industries. AC-11 is manufactured for us in Brazil by the Centroflora Group utilizing a patented process and equipment that we own. Our nutritional supplements are manufactured in New Jersey by Garden State Nutritionals.

Our initial product line consisted of (i) Activar AC-11, a twice a day nutritional supplement designed to deliver a 350 mg daily dose of our patented compound AC-11; (ii) Activar Age Manager, a nine times a day nutritional supplement; and (iii) Activar Age Manager Professional, a twelve times a day nutritional supplement. Age Manager and Age Manager Professional were also designed to deliver a daily dose of 350 mg of AC-11 in combination with additional ingredients such as vitamins, minerals and various herbal extracts.

Our products are sold direct to the consumer primarily through our Internet website www.AC-11.com. We do not sell our products through traditional retail or wholesale outlets. We also sell AC-11 as a bulk ingredient to other companies in the nutritional supplement and cosmeceutical industries which in turn utilize it in the formulation of their own proprietary products.

In January 2005, we reduced the selling price of Activar AC-11 from $49.99 to $29.99 in order to make it more competitive with other nutritional supplements. In July 2005, we reformulated Activar AC-11 into a once daily capsule containing 350 mg of AC-11 with a suggested retail price of $29.95 for a one month supply. Throughout 2005, we reduced the prices of Age Manager and Age Manager Professional over 80% in order to accelerate the sales of product that was nearing expiration. As a result of these reductions in price, net sales of our nutritional supplement products decreased approximately 56% in 2005 compared to 2004. We currently have no plans to reduce the selling price of Activar AC-11 other than through normal quantity purchase discounts. To increase consumer awareness of the benefits of Activar AC-11, we began advertising the product in various magazines such as Glamour, Self and Allure in the first quarter of 2006.

Net sales of bulk AC-11 increased approximately $28,000 or 32% in 2005 compared to 2004. The increase in sales of bulk AC-11 was due primarily to the addition of new customers. However, we continue to be highly dependent on a small base of customers that purchase bulk AC-11 for use as an ingredient in their own proprietary products. As such, these customers may purchase AC-11 only when required to do so in connection with their manufacturing schedule. We continue to market AC-11 to numerous companies in the personal care, cosmeceutical and nutritional supplement industries.

In the third quarter of 2005, we commenced development of a line of personal care products, which consist of two skin creams (day and night) and a topical eye cream. This new product line is known as the "Activar Skin Renewal System." These products contain AC-11 as an ingredient and are designed to repair damage to the skin caused by exposure to ultraviolet rays, enhance skin elasticity, and reduce wrinkles and other visible signs of aging. These products are intended to appeal to a targeted demographic audience which includes women ages 30 and over. In March 2006, we began marketing these products directly to the consumer through a celebrity endorsed television infomercial which we are currently airing in certain test markets. We also sell these skin care products through our Internet website. Future sales generated from the launch of our line of skin care products will depend on numerous factors including the degree to which consumers' perceive that our products offer superior benefits compared to other more established brands. If the consumer does not believe that our products offer benefits commensurate with the purchase price, our sales may suffer.

To date, we have spent approximately $350,000 to produce the infomercial and we anticipate spending approximately $500,000 to produce the initial inventory of our skin care products. We will require significant capital to fully launch and maintain this new line of business in 2006, primarily for the purchase of television media time for the airing of the infomercial. We may also require significant capital to produce additional inventory in order to meet the future demand for our skin care products.

In connection with a review of our nutritional supplement products, we determined that the costs related to repackaging our existing inventory of Age Manager and Age Professional to extend the product expiration date would not provide sufficient benefit to the Company and as such, we have discontinued these two products. As a result, we incurred an inventory write-off of approximately $260,000 in December 31, 2005. We also incurred a write-off of approximately $1,272,000 of intangible assets which consisted of the net book value of a licensed patent and patent pending that related to the formulations of Age Manager and Age Manager Professional.

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

ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for doubtful accounts. We estimate bad debt expense based upon past experience related to specific customers' ability to pay and current economic conditions. At December 31, 2005, our allowance for doubtful accounts was approximately $37,000. At December 31, 2004, we did not have an allowance for doubtful accounts.

INVENTORY

Our inventories are stated at the lower of cost, determined by the average cost method, or market. Our inventories consists of (i) raw materials that we purchase from a sole supplier in Brazil; (ii) our proprietary compound known as AC-11 which is manufactured in Brazil; and (iii) our line of nutritional supplement products that are produced by a contract manufacturer in the United States. We periodically review our inventories for evidence of spoilage and/or obsolescence and we remove these items from inventory at their carrying value. For the years ended 2005 and 2004 we incurred write-offs of inventory of approximately $369,000 and $73,000 respectively due to obsolescence and discontinued products.

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

For our nutritional supplement products, we provide a 100% money back guarantee on all unopened and undamaged products that are returned to us within 60 days of purchase. For our skin care products we offer an unconditional 100% money back guarantee. We estimate an allowance for product returns at the time of shipment based on historical experience. We monitor our estimates on an ongoing basis and we may revise our allowance for product returns to reflect recent experience. To date, we have not made any significant changes in our allowance for returns. Products returned as a result of damage incurred during shipment are replaced at our cost. We do not estimate an allowance for returns due to damage as historically the level of returns has been negligible. For the years ended December 31, 2005 and 2004, actual returns and other charge-backs were approximately $400 and $1,900 or 0.4% and 0.8% of gross sales respectively.

For our bulk sales of AC-11, our standard return policy provides for a reimbursement of the full purchase price for any bulk AC-11 that does not conform with the stated specifications. We must receive notification of a return request within 30 days from the date that the customer accepts delivery. In the second quarter of 2005, we accepted the return of a $47,000 order that was recorded as a sale in the first quarter of 2005. This return was accepted outside of our standard 30 day period. Since our inception, this is the only return that we have accepted for bulk AC-11. We accepted this return to accommodate a new customer that intends to utilize AC-11 as an ingredient in a number of products that it's developing. The customer accepted delivery of the product and pursuant to the terms and conditions contained in our bill of sale, a bona-fide sale was deemed to have occurred. Subsequent to this sale and after the 30 day return period, the customer notified us that it had conducted its own internal testing of the chemical composition of the AC-11 and that certain chemical byproducts appeared to exceed levels acceptable to the customer. Upon our approval of the return, the customer shipped the AC-11 to us and requested that we prepare and send them a modified sample of AC-11 that would conform to their acceptable levels. The customer remitted full payment in the amount of $44,000 for the modified sample in February 2006.

We sell bulk AC-11 to PMO Products Inc. and Prometheon Labs, each of which we own a 50% equity interest in. These companies utilize the AC-11 as an ingredient in the products that they manufacture and sell. At the time of sale, we record revenue in an amount equal to our actual cost and we defer the profit, if any, from the sale until such time that it is determined that the products containing the AC-11 have been sold to an independent third party. This deferred income is recorded as a liability. As of December 31, 2005, we have recorded deferred income of $22,036.

INTANGIBLES

We account for long-lived assets and certain identified intangible assets such as patents and trademarks in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Management reviews these long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. We monitor our projections of expected future net cash flows on an ongoing basis. If we determine that our projections are not accurate due to specific events such as a delayed product launch or a change in our product mix, or changes in economic conditions, we may incur additional write-offs. We recorded impairment charges of approximately $1,272,000 and $1,405,000, in 2005 and 2004 respectively which represented the net book value of certain patents that management determined were not going to utilized in the foreseeable future.

DERIVATIVE INSTRUMENT LIABILITIES RELATED TO CONVERTIBLE NOTES AND WARRANTS

In connection with the sale of convertible notes and warrants on August 31, 2005 and October 17, 2005, we determined that in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock," and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," that the conversion feature of the convertible notes represents an embedded derivative. As such, we are required to estimate the fair value of the embedded derivative and the warrants at of the end of each reporting period and these values are recorded as liabilities. We estimate fair value using the Black-Scholes option pricing model. This model requires us to make estimates such as the expected holding period, the expected future volatility of our common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). As we are a small business issuer, this standard became effective on January 1, 2006.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS

REVENUES

Our revenues are derived primarily from the sale of our line of nutritional supplements containing AC-11 which we sell directly to consumers through our Internet website www.AC-11.com. We also sell AC-11 as a bulk ingredient to other companies in the nutritional supplement and cosmeceutical industries who utilize it in their proprietary products. We began selling our products in the fourth quarter of the fiscal year ended December 31, 2003.

Net sales for the year ended December 31, 2005 were approximately $277,831 compared to net sales of approximately $339,065 for the year ended December 31, 2004, a decrease of $61,234 or 18%. Our net sales by product line are summarized in the following table:

                                                              $            %
                                    2005        2004      Inc/(Dec)    Inc/(Dec)
                                  ---------   ---------   ---------    --------
Nutritional Supplements:
  Activar AC-11                   $  50,602   $  52,645   $  (2,043)      (3.9%)
  Age Manager                        31,639      93,248     (61,609)     (66.1%)
  Age Manager Pro                    22,275      93,009     (70,734)     (76.1%)
                                  ---------   ---------   ---------      -----
Total Nutritional Supplements       104,516     238,901    (134,385)     (56.3%)
  Bulk AC-11                        116,306      87,980      28,326       32.2%
  Other                              57,009      12,184      44,825      368.0%
                                  ---------   ---------   ---------      -----
Total Revenue                     $ 277,831   $ 339,065   $ (61,234)     (18.1%)
                                  =========   =========   =========      =====

Net supplement sales decreased approximately $134,000 or 56.3% in 2005 compared to 2004. This decrease is due primarily to the reduction in the selling prices of Age Manager and Age Manager Pro during 2005.

Sales of bulk AC-11 increased approximately $28,000 or 32.2% in 2005 compared to 2004. This increase was due primarily to higher order levels from our existing customers in 2005 compared to 2004. We also expanded our overall customer base in 2005.

Other sales consist primarily of sales that we make to our joint venture companies PMO Products and Prometheon Labs. In 2005, sales to joint venture companies, net of deferred income was approximately $30,000. We did not make any sales to our joint ventures in 2004.

COST OF SALES

Cost of sales includes direct and indirect costs associated with manufacturing AC-11 and our line of nutritional supplement products that contain AC-11. Cost of sales was approximately $511,000 and $230,000 for the years ended December 31, 2005 and 2004, respectively. In 2005 we incurred a gross loss of approximately $233,000 compared to gross profit of approximately $109,000 in 2004. This decrease in gross profit was due primarily to a write-off of obsolete inventory of approximately $369,000 that occurred in the fourth quarter of 2005.

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

The table below highlights the major components of our SG&A expenses:

                                                   Year ended       Year ended         $            %
                                                    12/31/05         12/31/04      Inc/(Dec)    Inc/(Dec)
                                                   -----------      ----------     ---------     --------
Employee compensation and benefits                 $ 1,243,721      $  982,624     $ 261,097       26.6%
Marketing, advertising and promotion                   875,501         474,110       401,391       84.7%
Research and development                               325,804         416,150      (90,346)      -21.7%
Consulting and other professional services             477,377         294,401       182,976       62.2%
Legal and accounting                                   801,908         691,991       109,917       15.9%
General and administrative                             479,240         499,097      (19,857)       -4.0%
Occupancy                                              172,331         193,946      (21,615)      -11.1%
Stock based compensation                                65,040         514,340     (449,300)      -87.4%
Depreciation and amortization                          289,832         430,692     (140,860)      -32.7%
                                                   -----------     -----------     ---------      -----
       Total SG&A                                  $ 4,730,754     $ 4,497,351     $ 233,403        5.2%
                                                   ===========     ===========     =========      =====

SG&A expenses increased approximately $233,000 from $4,497,000 in 2004 to $4,731,000 in 2005. Specific areas where costs increased in 2005 were (i) employee compensation, (ii) marketing, advertising and promotion, (iii) consulting and other professional services and; (iv) legal and accounting.

Employee compensation expenses increased approximately $261,000 in 2005 versus 2004. This increase was due to the fact that we hired two senior executives in mid-2004 and as such, their compensation expense in 2004 was for a partial year compared to a full year in 2005.

Marketing, advertising and promotion expenses increased approximately $401,000 in 2005 versus 2004. This increase was due to costs related to the production of our infomercial and costs related to services provided by marketing consultants.

Legal and accounting expenses increased approximately $110,000 in 2005 versus 2004. This increase was due to costs incurred in connection with the filing of a registration statement in 2005 and costs associated with services provided by outside consultants.

Stock based compensation expense decreased approximately $449,000 in 2005 compared to 2004. This decrease was due to the issuance of a smaller number of stock options and warrants to non-employees in 2005.

Depreciation and amortization expense decreased approximately $141,000 in 2005 versus 2004. The decrease in 2005 was due to lower amortization expense as a result of the write-off of the net book value of certain licensed patents and patents pending that we incurred at December 31, 2004.

INTEREST EXPENSE

Interest expense in 2005 was approximately $778,000. We did not incur interest expense in 2004. Of the total, approximately $722,000 was non-cash interest expense related to the debt discount attributable to our convertible debentures. The remaining $56,000 relates to interest expense on the convertible loans.

IMPAIRMENT OF INTANGIBLE ASSETS

In 2004, we incurred an impairment charge of approximately $1,405,000 as a result of management's determination that six of the seven patents and one of the two patents pending that the Company licensed in connection with the 2003 acquisition of certain assets from Dr. Vincent Giampapa would not be utilized and as such, were not expected to generate any revenue for the foreseeable future. The patents and patent pending related to various implantable and subcutaneous therapeutic agent delivery systems.

We incurred an impairment charge of approximately $1,272,000 in 2005. This charge was due to management's evaluation of the carrying value of a patent and patent pending that we licensed in the 2003. The patent and patent pending related to the formulations for two of our nutritional supplement products that we recently discontinued.

NET LOSS

Net loss for the year ended December 31, 2005 was approximately $6,996,000 or $0.69 per share, compared to $5,793,000 or $0.72 for the year ended December 31, 2004. The majority of the increase in net loss of $1,203,000 was due to the increase in interest expense of $778,000 and the decrease in gross profit of $342,000.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations as of December 31, 2005, our current rate of cash consumption and the uncertainty of liquidity related initiatives described below, there is substantial doubt as to our ability to continue as a going concern. Therefore, we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan.

At December 31, 2005, we had cash of approximately $969,000 and net working capital of approximately $2,650,000. Excluding approximately $2,004,000 of inventory, we have net working capital of approximately $646,000. As of that same date, we had approximately $538,000 in current liabilities.

Recent Sales of Callable Secured Convertible Notes

On August 31, 2005, we entered into a Securities Purchase Agreement with four accredited investors ("Note Holders") for the sale of up to $4,000,000 in Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 625,000 shares of our common stock. The Convertible Notes bear interest at 8% and have a maturity date of three years from the respective dates of issuance. We are not required to make any principal payments during the term of the Convertible Notes. The Note Holders were obligated to purchase the Convertible Notes and Warrants from us in three installments.

The Convertible Notes are convertible into shares of our common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $4.50 per share. The conversion price of the Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the initial fixed conversion price of $3.20, with the exception of any shares of common stock issued in connection with the Convertible Notes. The conversion price of the Convertible Notes and the exercise price of the warrants may also be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the Note Holders' position. The Note Holders have contractually agreed to restrict their ability to convert their Convertible Notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Note Holders and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we granted the Note Holders a security interest in substantially all of our assets. We have the right to prepay the Convertible Notes under certain circumstances at a premium of 150% of the outstanding principal balance.

The full principal amount of the Convertible Notes would be due upon the occurrence of an event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock. In addition, a default interest rate of 15% will begin to accrue from the date of the occurrence of any event of default until such time that the event of default is cured.

We anticipate that the full amount of the Convertible Notes will be converted into shares of our common stock however, if we were required to repay Convertible Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the Convertible Notes, the Note Holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

A summary of the issuances of Convertible Notes is as follows:

o On August 31, 2005, we sold $1,300,000 of Convertible Notes and issued warrants to purchase 203,124 shares of our common stock. We received net cash proceeds of $1,165,334 after the payment of transaction costs of $100,000 and prepaid interest of $34,666.

o On October 19, 2005, we sold an additional $1,350,000 of Convertible Notes to the Note Holders and issued warrants to purchase 210,938 shares of our common stock. We received net cash proceeds of $1,304,000 after the payment of transaction costs of $10,000 and prepaid interest of $36,000.

o On February 17, 2006, we sold an additional $1,350,000 of Convertible Notes to the Note Holders and issued warrants to purchase 210,938 shares of our common stock. We received net cash proceeds of $1,304,000 after the payment of transaction costs of $10,000 and prepaid interest of $36,000.

o In total, we received net proceeds of $3,773,334 from the sale of Convertible Notes.

Private Placements of Common Stock

In 2004, we raised gross proceeds of approximately $6,970,000 through the sale of 162,500 shares of common stock at $2.00 per share and 2,215,005 shares of common stock at $3.00 per share. We paid approximately $623,000 in commissions and legal fees in connection with these private placements. In 2005, we completed private sales of our common stock whereby we sold 853,304 shares common stock at a price of $3.00 per share. We received gross proceeds of $2,559,912 and paid commissions of $177,991 and legal fees in connections with these private placements.

Outlook for Fiscal 2006

The major component of our operating plan for 2006 is the introduction of a new line of proprietary skin care products known as the "Activar Skin Renewal System." This product line consists of two skin creams (day and night) and a topical eye cream. These products contain AC-11 as an ingredient and are designed to repair damage to the skin caused by exposure to ultraviolet rays, enhance skin elasticity, and reduce wrinkles and other visible signs of aging. These products are intended to appeal to a targeted demographic audience which includes women ages 30 and over. Future sales generated from the launch of these skin care products will depend on numerous factors including the degree to which consumers' perceive that these products offer superior benefits compared to other more established brands. If consumers does not believe that our products offer benefits commensurate with the purchase price, our sales may suffer.

In March 2006, we began marketing these products directly to the consumer through a celebrity endorsed, 30 minute television infomercial. To date, we have spent approximately $350,000 to produce the infomercial and we anticipate spending approximately $500,000 to produce the initial inventory of the skin care products. We began airing the infomercial in certain test markets in order to determine consumer demand for our products as well as the efficiency of different media outlets and air times. The results of this test marketing will determine whether we proceed to a full product launch or whether we need to refine or discontinue the infomercial. If we determine that the test results are positive, we intend to increase our spending on media time in order to generate sales. We will also require additional capital to create inventory to meet the expected demand. If the test results are inconclusive, we may need to change the content of the infomercial which will require us to spend additional funds on production. This will also delay the time frame for achieving sales as we would need to re-test the infomercial. If the results are negative, we may ultimately decide to discontinue the infomercial. We would then need to seek other methods of distribution for our skin care products which would also delay the achievement of sales.

We anticipate that we will require approximately $2,000,000 to fund our existing operating activities in 2006. This includes costs such as employee compensation, occupancy, legal and accounting, research and marketing. This does not include costs related to purchasing media time to air our infomercial. We continue to sell our nutritional supplement product Activar AC-11 via our Internet website and we are also seeking new methods of distribution. We also continue to market bulk AC-11 to companies that may utilize it as an ingredient in their proprietary products. We do not anticipate that current cash on hand plus cash generated from sales of Activar AC-11 and bulk AC-11 will be sufficient to fund our existing operating activities in 2006 and as such, we will need to seek additional sources of financing. In addition, if we precede with a full launch of our skin care products, we will require significant capital to purchase media time and create inventory, prior to receiving proceeds from the sales of these products.

We currently have an aggregate of $4,000,000 of Secured Convertible Notes outstanding, which may hinder our ability to raise additional debt or equity capital. In addition, we have granted a security interest on substantially all of our assets to the holders of our Convertible Notes. If we were to seek asset based financing, we would need the approval of the existing Note Holders which we may not receive. Accordingly, there can be no assurance that we will be successful in raising sufficient capital to fund our existing operations or the launch of our skin care products on terms acceptable to us, or at all. If we are not successful in raising sufficient capital, it could have a material adverse effect on our business, which may require us to significantly curtail or cease our operations.

We maintain high levels of inventory relative to our historical product sales. A change by us of our product mix could result in write downs of our inventories. Write downs and charges of this type will increase our net losses which will make it more difficult for us to achieve profitable operations. The shelf life of our bulk AC-11 is approximately three years from the date of processing. The majority of our bulk AC-11 inventory expires in 2007. While we believe that we currently have sufficient inventory of bulk AC-11 on hand to meet expected demand, if we do not sell the product prior to its stated expiration date, we will incur a write-off. We are unable to predict the likelihood at this time of a write-down related to our bulk inventory. Additionally, if new products are discontinued, we will be forced to write down our inventory as well as the intellectual property related to those products.

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

RISK FACTORS

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described in this report on Form 10-KSB. If any of the risks discussed herein actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen the price of our shares could decline significantly, and you may lose all or a part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below.

RISKS RELATED TO OUR BUSINESS

We have incurred significant losses to date and expect to continue to incur losses.

During the fiscal years ended December 31, 2005 and 2004 we incurred net losses of approximately $6,996,000 and $5,793,000, respectively. At December 31 2005 we had an accumulated deficit of approximately $15,568,000. We expect to continue to incur losses for at least the next 12 months. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

Our auditors have issued a going concern opinion which may make it more difficult for us to raise capital.

Our auditors have included a going concern opinion on our financial statements because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have not generated sufficient cash flows to meet our obligations and sustain our operations. If we are unable to continue as a going concern, you could lose your entire investment in us.

If we are unable to obtain additional funding, we may have to reduce our business operations.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products through the use of infomercials, that we will require approximately $3.0 million to satisfy our operations and capital requirements for the next 12 months. Therefore, if our marketing campaign is not successful in promoting sales of our products, we will be required to seek additional financing. We will also require additional financing to expand into other markets and further develop our products and services. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our marketing strategy of using infomercials may not be successful which would adversely affect our future revenues and the success of our business.

Our revenues depend on the successful marketing of our products. We intend to use infomercials as the primary medium to market our products and have produced an infomercial that we began airing in certain test markets throughout the United States in March 2006.

The results of this test marketing will determine whether we proceed to a full product launch or whether we need to refine or discontinue the infomercial. If we determine that the test results are positive, we intend to increase our spending on media time in order to generate sales. We will also require additional capital to create inventory to meet the expected demand. If the test results are inconclusive, we may need to change the content of the infomercial which will require us to spend additional funds on production. This will also delay the time frame for achieving sales as we would need to re-test the infomercial. If the results are negative, we may ultimately decide to discontinue the infomercial. We would then need to seek other methods of distribution for our skin care products which would also delay the achievement of sales.

Our existing products, and potential additional products, may, in certain instances, require additional research and development, possible regulatory approval and commitments of resources prior to commercialization which may adversely impact our revenues.

Our products contain ingredients for which there are neither a large number of clinical studies relating to human consumption nor a long history of data supporting the value of their consumption. Therefore, our existing products, and any potential additional products that may be developed, may, in certain instances, require significant additional research and development. In addition, if the FDA concludes that our products are drugs, they will require regulatory approval and commitments of resources prior to commercialization. There can be no assurance that any such potential products will be successfully developed or capable of being produced in commercial quantities at acceptable costs, or that any product will prove to be safe and effective in clinical trials or otherwise, or meet applicable regulatory standards. The need for additional research and development will raise our expenditures which will negatively impact our revenues, limit our ability to innovate and reduce our competitive standing.

The key ingredient in our product is grown and harvested only in specific areas of South America and processed at a single facility located in Brazil. Any interruption in the supply of this ingredient will have a negative impact on our operations.

AC-11 is created by refining and extracting certain ingredients of the Uncaria tomentosa vine. It is harvested in Peru and Brazil primarily by members of the Ashaninka Indian tribe who are the largest commercial source of these ingredients from Peru today. Factors such as political instability, environmental degradation and regulation may prevent the harvesting of Uncaria tomentosa or may limit its supply to levels which would not allow the continued commercial exploitation of the vine. Additionally, the equipment used to process the Uncaria tomentosa into usable product exists only in Brazil at the Centraflora plant located in Bocacatu Brazil. At December 31, 2005, the Company held approximately $800,000 in raw material at this plant. Instability within the Centraflora Company, political instability or regulatory/tax changes in Brazil may make it impossible to continue utilizing this one-of-a-kind processing and storage facility and would bring production of our product to a stand still and could hamper our access to our inventory. We issue purchase orders to Centraflora of its nutritional supplement products on an as needed basis. We believe that we possess all the necessary diagrams and descriptions to recreate the processing facility elsewhere, and believe that Uncaria tomentosa can be cultivated in other parts of the world that enjoy a similar environment, but to date we have not taken steps to establish an alternate source for the raw material used to produce our products. Establishing alternative production facilities in a different location will be costly and take considerable time and effort. If we are unable to secure uninterrupted supplies for our products, we may be unable to generate revenues and you may lose your entire investment.

We intend to rely on third parties to sell our product and our inability to control these third parties may add uncertainty about the efficacy of their marketing efforts.

We market our Activar AC-11 through the Optigenex website. We sell our bulk ingredient to other companies that utilize it in the formulation of their proprietary products. We also intend to utilize additional third parties to assist in marketing, selling and/or distributing our products. These parties are independent and not under our control. We expect to enter into marketing and distribution agreements that will detail the obligations of these parties to market and sell our products. However, there can be no assurance that these parties will focus their attention on the sale of our products to the extent required to attain maximum results. If we do not effectively market our products through third parties, we will not generate significant revenues or profits.

Unless and until sales increase, we are not likely to receive favorable terms in either the acquisition of raw materials or the manufacture of our products.

Until we achieve sufficient sales volume across all our product lines, it is unlikely that we will obtain favorable payment terms from our vendors, and it is unlikely that we will be able to use factors for the financing of any receivables or inventory. Accordingly, we will be forced to use our cash resources to finance inventory and we will have to make certain assumptions about the level of inventory which we must maintain. If we do not correctly maintain inventory levels, we could be faced with either inadequate levels of product for new sales or, alternatively, levels of inventory which are too large; tying up critical cash and forcing a mark-down of prices for our products.

We may from time to time have to write off obsolete inventories resulting in higher expenses and consequently greater net losses.

We maintain high levels of inventories to meet our product needs. A change by us of our product mix could result in write-downs of our inventories. Write-downs and charges of this type will increase our net losses, and if experienced in the future, will make it more difficult for us to achieve profitability. The shelf life of our bulk AC-11 is approximately three years date of processing. The majority of our bulk AC-11 inventory expires in 2007. We are unable to predict the likelihood at this time of write-down related to our bulk inventory. Additionally, if new products are discontinued, we will be forced to write down our inventory as well as the related intellectual property to those products. At December 31, 2005, the Company incurred a write-off $368,690 related to obsolete inventory which consisted of finished nutritional supplements that the company is no longer selling and bulk AC-11 powder that was expired. During the fourth quarter of 2005, the Company recorded an impairment charge of $1,271,599 to reflect write-off of the net book value of impaired assets which primarily related the supplements that the company is no longer selling.

Our limited operating history and recent change in marketing strategy make it difficult to evaluate our prospects.

We have a limited operating history on which to evaluate our business and prospects. We began selling our products to the general public in late 2003. However, we began to refocus our efforts during the third quarter of 2005 to our proprietary skin care and topical eye care products. We have experienced, and expect to continue to experience, variations in our net sales and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include the timing of our introduction of new product lines, the level of consumer acceptance of each product line, general economic and industry conditions that affect consumer spending and retailer purchasing orders, the timing of placement or cancellation of customer orders, chargebacks in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Accordingly, a comparison of our results of operations from period to period is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance.

There can be no assurance that our products will have the effects intended or will be safe when used as directed.

Many of the ingredients in our products are vitamins, minerals, botanicals and anti-oxidants and other substances for which there are neither a large number of clinical studies relating to human consumption nor a long history of data supporting the value of their consumption. In addition, although we believe that all of our products are safe when taken as directed, there is limited experience with the use of certain of the product ingredients in concentrated form. Accordingly, no assurance can be given that our products, even when used as directed, will have the effects intended or be safe. If our products are less effective than we anticipate, we may lose sales and revenues. In addition, to the extent that any of these products are deemed to be unsafe, they may expose us to potential liability for damages suffered as a result of the use of these products.

Our success will depend on consumer perception of us and our products and services.

We are highly dependent upon consumers' perception of the safety and quality of its products and services as well as similar products and services distributed by other companies. Consumer perception, particularly in the health and nutritional supplement markets, is difficult to predict. As a result, we could fail to establish a market for our products if any of our products or services or any similar products or services distributed by other companies should prove, or be asserted to be, harmful to consumers. In addition, because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume products as suggested or other misuse or abuse of our products or any similar products distributed by other companies could have a material adverse effect on the results of our operations and financial condition.

Our inability to control outside suppliers and independent contractors may make it more difficult to conduct our business in a way that we deem most efficient.

We rely and intend to continue to rely upon independent contractors to perform a number of tasks on our behalf, including product production and order fulfillment services, advertising and marketing, and manufacturing. We currently utilize the services of one product manufacturer, Centraflora Company located in Brazil. Our nutritional supplements are manufactured in New Jersey by Garden State Nutritionals. Our inability to maintain those relationships or identify and enter into a relationship with other third-party contractors, our manufacturers' inability to manufacture our products in the quantity and the time frames required by us or to our perfections, or a disruption of our relationship with any such third-party contractors could cause a slow down in the manufacture of our products which may adversely affect our results of operations. Moreover, we are vulnerable to changes in product and service quality and pricing by these outside resources, as well as their ability to satisfy any recalls or other regulatory difficulties experienced by such suppliers. Our future success will depend in part upon our ability to select, enter into and maintain favorable product and marketing supplier arrangements with quality suppliers.

Our operations are subject to governmental regulations, which are costly to comply with and which may change in a manner that adversely affects our business.

The manufacturing, processing, formulation, packaging, labeling and advertising of nutritional products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States
Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities. We may incur significant costs in complying with these regulations. In the event we cannot comply with government regulations affecting our business and products, we may be forced to curtail or cease our business operations.

Our activities may also be subject to regulation by various governmental agencies for the states and localities in which our products are manufactured, distributed or sold, and may be regulated by governmental agencies in certain countries outside the United States in which our products may be distributed and sold. Regulation of dietary supplements by the FDA and FTC is primarily concerned with product safety and claims that refer to a product's ability to treat or prevent disease or other adverse health conditions.

As dietary supplements, our products are subject to regulation by the FDA under the Dietary Supplemental Health and Eduction Act ("DSHEA"). The DSHEA (i) defines dietary supplements, (ii) permits "structure/function" statements under certain conditions and (iii) permits, under certain conditions, the use of published literature in connection with the sale of herbal products. Dietary supplements do not require approval by the FDA prior to marketing but are nevertheless subject to various regulatory requirements concerning their composition, permissible claims (including substantiation of any claims), manufacturing procedures and other elements. DSHEA prohibits marketing dietary supplements through claims for, or with intended uses in, the treatment or prevention of diseases. There can be no assurance that our dietary supplement products can be identified and differentiated from competing products sufficiently enough on the basis of permissible claims regarding composition to compete successfully.

Although we believe that we are in compliance with applicable statutes, there can be no assurance that, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations, we would be able to comply with these new guidelines. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. These regulations could, however, require the reformation of certain products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation. In addition, the FDA could conclude that our products are drugs and either require us to conduct clinical trials to establish efficacy and safety or cease to market these products. If this were to occur, our business, financial condition and results of operations may be negatively impacted.

Federal agencies have a variety of available remedies, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure and imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority, as well as the authority to prohibit or restrict the manufacture or sale of products within their jurisdiction. There can be no assurance that the regulatory environment in which we operate and intends to operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on our business, financial condition or results of operations. In addition, we may incur significant costs in complying with government regulations, defending claims of non-compliance or both. Moreover, there can be no assurance that new legislation or regulation, including changes to existing laws or regulations, will not materially adversely affect our business, financial condition and results of operations.

The manufacture and sale of our products may result in product liability claims and our liability insurance may not be adequate.

Like other retailers, distributors and manufacturers of products that are designed to be ingested or applied to the hair or skin, we face a risk of exposure to product liability claims in the event that the use of its products results in injury. Such claims may include, among others, that its products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. We maintain $5,000,000 product liability insurance with a $5,000 deductible. Our insurance program includes property, casualty, comprehensive general liability and products liability coverage. Management believes that our insurance coverage is adequate. The testing, marketing and sale of health care products entail an inherent risk of product liability. There can be no assurance that product liability claims, relating to dietary supplement products, will not be asserted against us or our collaborators or licensees. There can be no assurance that we will be able to maintain such product liability insurance pursuant to assignments from its various manufacturers and suppliers, or obtain additional insurance, during clinical trials or upon commercialization of any product, on acceptable terms, or at all, or that such insurance will provide adequate coverage against any potential dietary supplement claims. It is likely that our insurance premiums will substantially increase as we expand our commercial operations and expand clinical studies. There can be no assurance that insurance will continue to be available at a reasonable cost, or, if available, will be adequate to cover any claims. In the event that we do not have adequate insurance, product liability claims relating to our products, whether or not they have merit, could have a material adverse effect on our operations and financial condition.

The loss of Anthony Bonelli, our Chief Executive Officer, could impair our ability to operate.

If we lose our key employee, Anthony Bonelli, or are unable to attract or retain qualified personnel, our business could suffer. Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. We are highly dependent on our management, in particular, Anthony Bonelli, our President and Chief Executive Officer, who is critical to the development of our technologies and business. On March 1, 2006, the Board of Directors approved a two year extension of Mr. Bonelli's employment agreement through February 2008. The loss of his services could have a material adverse effect on our operations. If we were to lose this individual, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies. We do not have key man life insurance in place for any person working for us.

If we are unable to compete effectively with existing or new competitors, our existing business will decline and our anticipated business plan will not be successfully implemented.

We believe the market for nutritional products is continually evolving, and is highly dependent upon changes in the demographic and social trends that have resulted in tremendous growth for the nutrition industry in the past few years. We will encounter aggressive competition from numerous competitors, many of whom have significantly greater financial resources than we do, including large publicly traded companies such as NBTY, Herbalife, Perrigo and Nature's Sunshine Products. There are numerous small companies which market herbal, nutritional and other homeopathic therapies, supplements and remedies. We believe that our ability to compete will depend upon our ability to react quickly to expected and perceived customer requirements and desires, and maintain relationships with its existing strategic partners and identify and reach agreements with new partners. However, there can be no assurance that our assessment of the market place is correct, or that its products will be accepted now or in the future.

If we are unable to provide adequate protection for our intellectual property or fail to prevent infringement of intellectual property owned by others, we may suffer financially.

We may not be able to adequately protect our intellectual property rights and may infringe upon the intellectual property rights of others. We intend to pursue registrations for all of the trademarks associated with our key age management products. We will rely on common law trademark rights to protect our unregistered trademarks as well as our trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. We intend to register our trademarks in certain foreign jurisdictions. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the company in the United States.

We license from Dr. Giampapa the use of certain of his patents, and purchased certain patents from CampaMed LLC and/or certain of its affiliates. To the extent that any of these patents are not protected, or we otherwise do not have or properly protect patents on our products and processes, another company may replicate one or more of our products or processes.

Although we will seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us. Defending against such claims, even if they are without merit, can be extremely costly and the assertion of such claims can have a material adverse effect on us.

Our business has developed through acquisitions and we intend to continue to grow through acquisitions as well as through internal growth, a strategy that may prove difficult to implement.

Optigenex was formed primarily to complete the Giampapa Acquisition as discussed in the Management's Discussion and Analysis or Plan of Operations found elsewhere in this prospectus. All of our assets and thus our business have been acquired through the Giampapa Acquisition and the subsequent acquisition of assets from CampaMed LLC. In addition, we anticipate that we will expand our business through other acquisitions. These acquisitions may involve payments of cash or the issuance of additional securities. We may not have sufficient capital resources to pursue this growth strategy. Also, we may not be able to successfully identify or complete suitable acquisitions and any entities or assets acquired by us may not work out as expected and may not contribute significant revenues. Moreover, although certain of its officers have extensive transactional experience, we have no experience in acquiring businesses and assets and we have not yet demonstrated the ability to manage any acquired business or assets successfully. We may also face increased competition for acquisition opportunities, which may inhibit its ability to complete suitable acquisitions on favorable terms.

We are authorized to issue "blank check" preferred stock which, if issued without stockholders approval, may adversely affect the rights of holders of our common stock.

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of our stockholders. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for the Optigenex and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of its preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 100,000,000 shares of common stock, of which as of March 31, 2006, 10,750,234 shares are issued and outstanding. In connection with the financing arrangement that we entered into in August 2005, we also have outstanding callable secured convertible notes or an obligation to issue callable secured convertible notes that may be converted into an estimated 41,666,667 shares of common stock at current market prices less a 40% discount, and outstanding warrants or an obligation to issue warrants to purchase 625,000 shares of common stock. Assuming conversion and exercise of these instruments, we will be left with more than 42, 000,000 authorized shares that remain unissued. These shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT

There are a large number of shares underlying our convertible notes and warrants that are being registered in this prospectus and the sale of these shares may depress the market price of our common stock and cause dilution to our existing stockholders.

As of March 31, 2006, we had 10,750,234 shares of common stock issued and outstanding. In connection with the financing arrangement that we entered into in August 2005, we also have outstanding callable secured convertible notes or an obligation to issue callable secured convertible notes that may be converted into an estimated 41,666,667 shares of common stock at current market prices less a 40% discount, and outstanding warrants or an obligation to issue warrants to purchase 625,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. Upon the effectiveness of the registration statement covering these shares on February 14, 2006, all of the shares issuable upon conversion of the notes and upon exercise of the warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The variable price feature of our convertible notes could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders. The number of shares we will be required to issue upon conversion of the notes will increase if the market price of our stock decreases. The following is an example of the amount of shares of our common stock issuable upon conversion of the entire $4,000,000 principal amount in convertible notes, plus accrued interest at 8% per annum over three years, based on market prices assumed to be 25%, 50% and 75% below the closing bid price on March 31, 2006 of $0.16:

% BELOW MARKET        PRICE PER SHARE      WITH 40% DISCOUNT      NUMBER OF SHARES      PERCENTAGE*
---------------------------------------------------------------------------------------------------
      25%                  $ 0.12               $ 0.072               68,888,888            87%
---------------------------------------------------------------------------------------------------
      50%                  $ 0.08               $ 0.048              103,333,333            91%
---------------------------------------------------------------------------------------------------
      75%                  $ 0.04               $ 0.024              206,666,666            95%
---------------------------------------------------------------------------------------------------

* Based upon 10,750,234 shares of common stock outstanding as of March 31, 2006. The convertible notes contain provisions that limit the stockownership of the holders of those notes to 4.99%. Nevertheless, the percentages set forth in the table reflect the percentage of shares that may be issued to the holders in the aggregate. As illustrated, the number of shares of common stock issuable in connection with the conversion of the convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The large number of shares issuable upon conversion of the convertible notes may result in a change of control.

As there is no limit on the number of shares that may be issued under the convertible notes, these issuances may result in the purchasers of the notes controlling us. It may be able to exert substantial influence over all matters submitted to a vote of the shareholders, including the election and removal of directors, amendments to our articles of incorporation and by-laws, and the approval of a merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership could inhibit the management of our business and affairs and have the effect of delaying, deferring or preventing a change in control or impeding a merger, consolidation, takeover or other business combination which our shareholder, may view favorably.

The lower the stock price, the greater the number of shares issuable under the convertible notes.

The number of shares issuable upon conversion of the convertible notes is determined by the market price of our common stock prevailing at the time of each conversion. The lower the market price, the greater the number of shares issuable under the agreement. Upon issuance of the shares, to the extent that holders of those shares will attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the agreement. This may lead to an escalation of lower market prices and ever greater numbers of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our stockholders to greater dilution and a reduction of the value of their investment.

The issuance of our stock upon conversion of the convertible notes could encourage short sales by third parties, which could contribute to the future decline of our stock price and materially dilute existing stockholders' equity and voting rights.

The convertible notes have the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares issued upon conversion and placed into the market exceed the market's ability to absorb the increased number of shares of stock. Such an event could place further downward pressure on the price of our common stock. The opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline. If this occurs, the number of shares of our common stock that is issuable upon conversion of the convertible notes will increase, which will materially dilute existing stockholders' equity and voting rights.

If we are required for any reason to repay our outstanding secured convertible notes, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the secured convertible notes, if required, could result in legal action against us, which could require the sale of substantial assets.

In August 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $4,000,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

RISKS RELATED TO OUR COMMON STOCK AND ITS MARKET VALUE

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

o technological innovations or new products and services by us or our competitors;
o     additions or departures of key personnel;
o     sales of our common stock
o     our ability to integrate operations, technology, products and services;
o     our ability to execute our business plan;
o     loss of any strategic relationship;
o     industry developments;
o     economic and other external factors; and
o     period-to-period fluctuations in our financial results.

Because we have a limited operating history with limited revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors. For example, since our common stock started trading on the OTC Bulletin Board on April 15, 2005, its closing prices have been as high as $5.50 and as low as $0.16. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our common stock is deemed to be penny stock with a limited trading market.

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker.

Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

ITEM 7. FINANCIAL STATEMENTS

The financial statements appear in a separate section of this report following

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. The system of disclosure controls and procedures was designed to be effective at a reasonable assurance level. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Act of 1934. During the quarter ended December 31, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

Not Applicable

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Listed below are the current executive officers and directors of Optigenex Inc.

Name                        Age            Position With the Company
----                        ---            -------------------------

William Walters              68            Chairman of the Board
Anthony Bonelli              55            President and Chief Executive Officer
Joseph McSherry              48            Chief Financial Officer
Kenji Kitatani               51            Director
James Favia                  68            Director
Michael Mullarkey            37            Director

William Walters was appointed Chairman of our Board of Directors on July 30, 2004. Mr. Walters was previously the Chairman of the Board of Optigenex Inc.
("Old Optigenex") from July 2002 until July 30, 2004, the date on which a subsidiary of Vibrant Health International acquired the assets of Old Optigenex. From November 2001 until October 2004, Mr. Walters was the Vice-Chairman of Sands Brothers & Co. Ltd., a New York based investment banking group. From November 2005 to May 2005, Mr. Walters was employed by Laidlaw Inc., a New York based investment banking group. In June 2005, Mr. Walters became Chairman of Commonwealth Associates, a New York based investment banking group. Mr. Walters founded Whale Securities in 1984 and served as its Chairman until Whale sold its customer assets and discontinued its operations in November 2001. Mr. Walters holds a BSE in economics from The Wharton School at the University of Pennsylvania.

Anthony A. Bonelli became our President on August 20, 2004 and our Chief Executive Officer on September 20, 2005. Prior to joining the Company, Mr. Bonelli was President of Anthony Bonelli Associates, Inc., a consulting firm to major pharmaceutical, biotech, managed care and investment banking firms from 1999 to 2004. Until early 1999, he was Chief Operating Officer of Vita Quest International, Inc., a leading manufacturer of vitamins and nutritional supplements, and President of its Garden State Nutritionals and Windmill Consumer Products Divisions. From 1995 to 1998 he was President and Chief Operating Officer of Neuman Health Services Inc., a $2.5 billion diversified healthcare provider (distributor, PBM, software, retail chain pharmacy, professional pharmacy services). From 1993 to late 1994, he was President and Chief Operating Officer of Copley Pharmaceuticals, a major international generic drug manufacturer. Mr. Bonelli is a graduate of Harvard University with a Bachelor of Science degree in Biological Sciences. Mr. Bonelli has an MBA in Marketing and Finance from Rutgers University Graduate School of Business and a JD from the University of San Francisco School of Law.

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

Kenji Kitatani was appointed as a Director of our Company on October 1, 2004. Since May 1, 2004, Dr. Kitatani has served as an Executive Advisor for Sony Corporation of Tokyo. From May 2001 until April 30, 2004, Dr. Kitatani served as Executive Vice President, Business Planning, of Sony Corporation of America ("SCA"). In this position, he helped develop, expand and coordinate the business relationships for SCA's operating units, including Sony Electronics Inc., Sony Music Entertainment Inc., Sony Pictures Entertainment and Sony Corporation. He held the additional title of Group Executive Officer, Sony Corporation. Dr. Kitatani joined Sony Corporation in October 1999 as Executive Strategist, Media Content, Broadcasting and Communications. Dr. Kitatani has maintained his own consulting company, Communications Policy and Management Corp. ("CPM") in New York since 1987. Dr. Kitatani holds an M.A. and Ph.D. in Communications Policy, Law and Management from the University of Wisconsin (Madison).

James Favia was appointed as a Director of our Company on October 1, 2004. From January 1999 until the present, Mr. Favia has served as a consultant/advisor to Arcavista, a New York based software company, and Donald & Co. a New York based investment banking company. He has had an extensive career in the financial industry, extending from equity analysis to institutional money management to venture capitalist. As an equity analyst he covered the chemical, healthcare and pharmaceutical industries while employed by the Trust Department of Chemical Bank and, later, with Kuhn, Loeb & Company. At Kuhn, Loeb & Company, Mr. Favia was Head of Research and a Partner. At Chemical Bank, Mr. Favia was Head of Research and responsible for managing twenty equity analysts. Mr. Favia was also responsible for the management of institutional portfolios including the Chemical Bank Profit Sharing Plan and a Special Fund that invested in technology and healthcare companies with a market capitalization of at least $100 million; the Special Fund increased money under management from $30 million to $400 million over a period of several years due to appreciation of the portfolio investments. The institutional money managed operation was subsequently spun off as a wholly owned subsidiary of Chemical Bank under the name Favia, Hill with $9 billion under management, of which Mr. Favia was President. Mr. Favia has been a principal and consultant to various venture capital and brokerage firms and has also served on several Boards of Directors. He has also served as a Vice President and Treasurer of The New York Society of Securities Analysts and is a Chartered Financial Analyst.

Michael Mullarkey was appointed as a Director of our Company on October 1, 2004. Since November 2001, he has been the Chairman of the Board of Directors of Workstream Inc., a company that offers software and services that address the needs of companies to recruit, train, evaluate, motivate and retain their employees and has been Workstream's Chief Executive Officer since April 2001. In April 2003, Mr. Mullarkey assumed the responsibilities of President of Workstream, a position in which he previously served from April 2001 until November 2001. From January 2001 to April 2001, Mr. Mullarkey was a major investor in Allen and Associates Inc., a full service outplacement firm in the United States, which Workstream acquired in April 2001. From October 1999 to December 2000, he served as General Manager of Sony Corporation. From January 1998 to September 1999, Mr. Mullarkey was the co-founder and managing director of Information Technology Mergers & Acquisitions, LLC, an investment capital group managing private equity funding and investing in emerging technology markets and organizations. From March 1997 to December 1998, he was the Senior Vice President of sales and marketing for Allin Communications, a publicly traded enterprise solution provider. From October 1989 to February 1997, Mr. Mullarkey was Vice President and General Manager at Sony Corporation of America, a US subsidiary of Sony Corporation.

EMPLOYMENT AGREEMENTS WITH MANAGEMENT

We entered into a three-year employment agreement with William Walters our Chairman of the Board in April 2003. The agreement initially provided for base salary of $150,000 per annum, which was adjusted to $200,000 per annum as of August 1, 2004 by the Board of Directors. In March 2006, Mr. Walters voluntarily terminated his employment agreement and as such he will no longer be compensated by the Company for his role as Chairman of the Board.

We entered into a one-year employment agreement with Anthony Bonelli in August 2004 pursuant to which he was paid a salary of $200,000 and a bonus of $200,000. In August 2005, the Board of Directors approved a six-month extension of Mr. Bonelli's employment agreement through February 2006. On March 1, 2006, the Board of Directors approved a two year extension of Mr. Bonelli's employment agreement through February 2008. Mr. Bonelli's employment agreement provides for an annual base salary of $300,000 and an annual guaranteed bonus of $100,000 which is to be paid in quarterly installments of $25,000 each. Mr. Bonelli received the first installment of $25,000 on March 1, 2006. Mr. Bonelli is eligible to participate in all executive benefit plans. If we terminate his agreement without cause (as defined in the agreement), or if Mr. Bonelli terminates the agreement for good reason (as defined in the agreement), Mr. Bonelli is entitled to receive his annual base salary at the rate then in effect and all benefits then afforded to senior executives through the end of the two-year term, together with expenses incurred as of the date of termination. The agreement contains a non-competition covenant that survives for a period of one year after termination of employment (two years if Mr. Bonelli is terminated for cause or resigns without good reason.)

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC").
Executive officers, directors and greater than 10% stockholders are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the reports furnished to us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were timely made during the fiscal year ended December 31, 2005 except for the following late filings:

Mr. Mullarkey, a director filed a late Form 3 and Mr. Bonelli, our President and Chief Executive Officer filed a late Form 4.

CODE OF ETHICS

In November 2005 we adopted a code of ethics that applies to all of our employees including our principal executive officer, principal financial officer and principal accounting officer to our Board of Directors. We will provide to any person without charge, a copy of our code of ethics upon the receipt of a written request sent to our headquarters at 750 Lexington Ave, 6th Floor, New York, NY 10022.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes compensation information for the last three fiscal years for (i) our Chief Executive Officer and (ii) each of our executive officers other than the Chief Executive Officer who were serving as executive officers of our Company at the end of the fiscal year (collectively, the "Named Executive Officers")

                           SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                                   Annual Compensation                    Compensation
                                       ---------------------------------------------      ------------
                                                                                           Securities
                                                                         All other         underlying
                                                 Salary      Bonus      compensation        options
Name and Principal Position            Year       ($)         ($)           ($)               (#)
---------------------------            ----     -------     -------     ------------      ------------
William Walters                        2005     200,000          --               --             --
Chairman of the Board                  2004     108,333          --               --          300,000
                                       2003          --          --               --             --

Anthony Bonelli (1)                    2005     200,000     200,000               --          300,000
President, Chief Operating Officer     2004      75,000     100,000               --          250,000

Richard Serbin (2)                     2005     173,617          --               --             --
Chief Executive Officer                2004     170,833      50,000               --          300,000
                                       2003      62,500          --               --          112,000

Joseph McSherry (3)                    2005     140,000          --               --             --
Chief Financial Officer                2004      75,833          --               --          300,000

(1) Mr. Bonelli joined the Company in August 2004 and is currently compensated at the rate of $400,000 per year which consists of a salary of $300,000 and a guaranteed bonus of $100,000.

(2)   Mr. Serbin resigned as Chief Executive Officer on September 15, 2005.

(3) Mr. McSherry joined the Company in June 2004 and is compensated at the rate of $140,000 per year.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

The following table summarizes the options granted to each of the Named Executives in 2005:

                     Number of
                     securities      Percent of
                     underlying     total options    Exercise
                      options        granted to      or base
                      granted        employees in     price         Expiration
Name                    (#)          fiscal year     ($/Share)         date
----                 ----------     -------------    --------       ----------
William Walters          --              --             --              --
Richard Serbin           --              --             --              --
Anthony Bonelli       300,000           100%         $ 3.00          4/1/2009
Joseph McSherry          --              --             --              --

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table summarizes the options that were exercised by the Named Executives in 2005 and the value of the remaining unexercised options at December 31, 2005.

                                                                      Number of
                                                                     securities
                                                                     underlying               Value of
                                                                     unexercised            unexercised
                                                                  options at fiscal         in-the-money
                              Shares                                  year-end           options at fiscal
                            acquired on                                  (#)                year end ($)
                             exercise        Value realized         Exercisable/            Exercisable/
Name                            (#)                ($)              Unexercisable          Unexercisable
----                        -----------      --------------       -----------------      -----------------
William Walters                 --                 --                    400,000/0             $0/$0
Richard Serbin                  --                 --                    412,000/0             $0/$0
Anthony Bonelli                 --                 --              400,000/150,000             $0/$0
Joseph McSherry                 --                 --               250,000/50,000             $0/$0

DIRECTOR COMPENSATION

In connection with their appointment as Directors of our Company on October 1, 2004, Mr. Favia, Mr. Mullarkey were each granted options to purchase 25,000 shares of our common stock at an exercise price of $3.00 per share. Dr. Kitatani was granted options to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share. All of these options vested immediately on October 1, 2004, the date of grant.

Mr. Favia is the Chairman of our Audit Committee and is compensated at the rate of $2,500 per month.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 28, 2006 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock.

Unless otherwise indicated, the address of each beneficial owner is in care of Optigenex Inc., 750 Lexington Avenue, Sixth Floor, New York, New York 10022. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

For purposes of this table, a person is deemed to be a beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 31, 2006 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 10,750,234 shares outstanding on March 31, 2006.

                                                                                            PERCENTAGE OF
                                                                NUMBER OF SHARES          SHARES BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                           BENEFICIALLY OWNED              OWNED (1)
------------------------------------                           ------------------         -------------------
Directors and Executive Officers:

William Walters                                                   1,410,000  (2)                 12.6%
Anthony Bonelli                                                   1,050,000  (3)                  8.9%
Joseph McSherry                                                     550,000  (4)                  4.9%
Michael Mullarkey                                                   125,000  (5)                  1.2%
Kenji Kitatani                                                       50,000  (6)                   *
James Favia                                                          25,000  (7)                   *

All Directors and Executive Officers as a Group (6 persons)       3,210,000                      25.0%

Non-Management 5% Stockholders:

Richard Serbin                                                    1,372,000  (8)                 12.3%
Vincent Giampapa                                                  1,260,000  (9)                 11.4%
Claudia Walters                                                     660,000 (10)                  6.1%

* less than 1.0%

(1) Computed based upon the total number of shares of common stock underlying options held by that person which are exercisable within 60 days of February 28, 2006.

(2) Includes options to purchase 400,000 shares of our common stock.

(3) Includes options to purchase 1,050,000 shares of our common stock. Does not include options to purchase 500,000 shares which are not exercisable within 60 days of March 31, 2006.

(4) Includes options to purchase 550,000 shares of our common stock. Does not include options to purchase 250,000 shares which are not exercisable within 60 days of March 31, 2006.

(5) Includes options to purchase 25,000 shares of our common stock.

(6) Includes options to purchase 50,000 shares of our common stock.

(7) Includes options to purchase 25,000 shares of our common stock.

(8) Includes options to purchase 412,000 shares of our common stock.

(9) Includes options to purchase 300,000 shares of our common stock.

(10) Includes options to purchase 60,000 shares of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as of December 31, 2005 concerning shares of common stock authorized for issuance under the Company's equity compensation plans.

                                                                                                          (c)
                                                                                                 Number of Securities
                                                                                                 Remaining Available
                                                       (a)                       (b)              for Future Issuance
                                               Number of Securities        Weighted Average          Under Equity
                                                to be Issued Upon         Exercise Price of       Compensation Plans
                                                   Exercise of               Outstanding         (Excluding Securities
                                               Outstanding Options,        Options, Warrants        Reflected in
                                               Warrants and Rights            and Rights             Column (a))
                                               --------------------       ------------------     ---------------------
Equity compensation plans approved by
 shareholders                                       1,950,000                  $ 3.00                  3,050,000
                                                    ---------                   -----                  ---------
Equity compensation plans not
 approved by shareholders                           2,032,585                  $ 2.89                     -0-
                                                    ---------                   -----                  ---------
Total                                               3,982,585                  $ 2.94                  3,050,000
                                                    =========                  ======                  =========

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

NON-PLAN OPTIONS

In 2005, we issued in the aggregate, options to purchase 93,000 shares of our common stock to various consultants. These options have an exercise price of $3.00. All of the options vested immediately on the dates of the respective grants and have a life of five years.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal years ended December 31, 2005 and 2004, we had the following related party transactions:

We paid Dr. Kenji Kitatani, a member of our Board of Directors consulting fees totaling $156,000 during 2005. These payments were made pursuant to a consulting agreement between the Company and Dr. Kitatani dated October 1, 2004. Dr. Kitatani provides business development services to the Company and is paid at a rate of $13,000 per month. This agreement expired on September 30, 2005, however, the Company has extended the agreement on a month to month basis. From October 1, 2004 to December 31, 2004, we paid Dr. Kitatani $39,000 under this consulting agreement.

Dr. Vincent Giampapa, a principal stockholder and affiliate of the Company, purchased approximately $85,000 of our products in fiscal 2004. In addition, in fiscal 2004, we sold approximately $72,000 of our products to Suracell Inc., a company in which Dr. Giampapa has a significant ownership interest. We also paid Dr. Giampapa a consulting fee in the amount of $55,073 in 2004. Neither Dr. Giampapa nor Suracell purchased products from us during 2005. However, Suracell owes the Company approximately $15,000 in royalty payments related to products which it sells that contain AC-11 as an ingredient. At December 31, 2005, the total amount owed to the Company by Suracell was approximately $37,000. This account receivable is past due and there is substantial doubt that the full amount of the receivable will be paid. Accordingly, the Company incurred bad debt expense of approximately $37,000 to reflect this uncertainty.

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


ITEM 13. EXHIBITS

Exhibit
No.       Title
-------   -----

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

3.2       By-laws of Optigenex Inc. (i)

4.1       Form of Callable Secured Convertible Note (v)

4.2       Form of Stock Purchase Warrant (v)

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

10.4 Employment Agreement dated as of April 4, 2003 between Kronogen Sciences Inc. (predecessor to Old Optigenex) and Dr. Vincent C. Giampapa. (iii)

10.5 Employment Agreement dated as of June 15, 2004 by and between Old Optigenex and Joseph W. McSherry. (iii)

10.6 Employment Agreement dated as of August 16, 2004 by and between Optigenex Inc. and Anthony Bonelli. (iii)

10.7      Optigenex Inc. 2004 Incentive Stock Plan (iii)

10.8 Securities Purchase Agreement, dated August 31, 2005, by and among Optigenex, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (v)

10.9 Registration Rights Agreement, dated August 31, 2005, by and among Optigenex, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (v)

10.10 Security Agreement, dated as of August 31, 2005, by and among Optigenex, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (v)

10.11 Intellectual Property Security Agreement, dated August 31, 2005, by and among Optigenex, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.
          (v)

10.12     Agreement  dated  November  6,  2003 by and  among  Optigenex,  Pierre
          Apraxine, Michael L.K. Hwang as executor for the Estate of John B. Elliott, Anthony Christian Flood and Peter Koepke (iv)

23.1      Consent of Independent Registered Public Accountant (vi)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (vi)

31.1 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (vi)

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (vi)

32.2 Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (vi)

(i)   Incorporated by reference to our Form 8-K filed on August 12, 2004.

(ii)  Incorporated by reference to our Form 8-K filed on October 7, 2004.

(iii) Incorporated by reference to our Form 10-QSB filed on January 24, 2005.

(iv)  Incorporated by reference to our Form 10-KSB filed on April 15, 2005.

(v)   Incorporated by reference to our Form 8-K filed on September 7, 2005.

(vi)  Filed Herewith.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Through September 30, 2005, Goldstein Golub Kessler LLP (the "Firm") had a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005, this relationship ceased and the Firm established a similar relationship with RSM McGladrey, Inc. ("RSM"). The Firm has no full time employees, and, therefore, none of the audit services performed were provided by permanent, full-time employees of the Firm. The Firm manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.

The following is a summary of the fees billed to the Company by Goldstein Golub Kessler LLP for professional services rendered for the fiscal years ended December 31, 2004 and 2005.

                                2004              2005
                              -------           -------
Audit Fees                    $80,000           $95,955

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OPTIGENEX INC.

/s/ Anthony Bonelli
--------------------
Anthony Bonelli
Chief Executive Officer and Director

Dated: April 14, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                                                                  Date
---------                   -----                                                                                  ----
/s/Anthony Bonelli          President, Chief Executive Officer and Director (Principal Executive Officer)
--------------------
   Anthony Bonelli                                                                                              April 14, 2006

/s/Joseph McSherry          Chief Financial Officer (Principal Financial and Accounting Officer)                April 14, 2006
--------------------
   Joseph McSherry

/s/ William Walters         Chairman of the Board                                                               April 14, 2006
--------------------
   William Walters

/s/James Favia              Director                                                                            April 14, 2006
--------------------
   James Favia

/s/Kenji Kitatani           Director                                                                            April 14, 2006
--------------------
   Kenji Kitatani

/s/Michael Mullarkey        Director                                                                            April 14, 2006
--------------------
   Michael Mullarkey

                                 OPTIGENEX INC.

                          INDEX TO FINANCIAL STATEMENTS

December 31, 2005

Report of Independent Registered Public Accounting Firm                      F-2

Financial Statements:

  Balance Sheet                                                              F-3
  Statement of Operations                                                    F-4
  Statement of Stockholders' Equity                                          F-5
  Statement of Cash Flows                                                    F-6
  Notes to Financial Statements                                              F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Optigenex Inc.

We have audited the accompanying balance sheets of Optigenex Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optigenex Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 3, 2006

                                 OPTIGENEX INC.

                                  BALANCE SHEET
                                  December 31,

                                                                                     2005               2004
                                                                                  -----------        -----------
ASSETS

Current Assets:
  Cash                                                                            $   969,289        $ 1,196,568
  Accounts receivable, net of allowance for
   doubtful accounts of $37,426 and $0, respectively                                   94,245             80,761
  Inventories                                                                       2,003,778          2,041,699
  Prepaid expenses and other current assets                                           120,656            321,822
                                                                                  -----------        -----------
      Total current assets                                                          3,187,968          3,640,850

Property and equipment, at cost, net of accumulated
 depreciation of $85,615 and $36,741, respectively                                    116,834            146,720

Intangible assets, net                                                              2,578,576          4,033,484

Other assets                                                                          222,542             63,919
                                                                                  -----------        -----------
      Total Assets                                                                $ 6,105,920        $ 7,884,973
                                                                                  ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                $   443,179        $   871,309
  Accrued expenses                                                                     72,540            224,552
  Deferred income                                                                      22,036
                                                                                  -----------        -----------
      Total current liabilities                                                       537,755          1,095,861
                                                                                  -----------        -----------

Callable secured convertible notes,
  net of debt discount of $2,410,799,
  including embedded derivative liability                                           3,286,701

Common stock warrants                                                                  41,407
                                                                                  -----------        -----------
      Total liabilities                                                             3,865,863          1,095,861
                                                                                  -----------        -----------
Commitments

Stockholders' Equity:
  Preferred stock - $0.001 par value; 5,000,000 shares authorized, none issued

  Common stock - $0.001 par value; 100,000,000 shares authorized,
   10,450,234 and 9,456,140 issued and outstanding respectively                        10,451              9,457

  Additional paid-in capital                                                       17,797,247         15,351,139

  Accumulated deficit                                                             (15,567,641)        (8,571,484)
                                                                                  -----------        -----------
      Stockholders' equity                                                          2,240,057          6,789,112
                                                                                  -----------        -----------
      Total Liabilities and Stockholders' Equity                                  $ 6,105,920        $ 7,884,973
                                                                                  ===========        ===========

See Notes to Financial Statements

                                 OPTIGENEX INC.

                             STATEMENT OF OPERATIONS
                            Years Ended December 31,


                                                       2005             2004
                                                   -----------      -----------

Net sales                                          $   277,831      $   339,065

Cost of sales                                          510,961          229,675
                                                   -----------      -----------
Gross profit (loss)                                   (233,130)         109,390


Selling, general and administrative expenses         4,730,754        4,497,351

Impairment of intangible assets                      1,271,599        1,405,200
                                                   -----------      -----------
Loss from operations                                (6,235,483)      (5,793,161)

Other (income) expense:

   Interest expense                                    777,561

   Equity in loss from joint ventures                   27,014

   Net change in fair value of
     common stock warrants and
     derivative liability                              (43,901)
                                                   -----------      -----------
Net loss                                           $(6,996,157)     $(5,793,161)
                                                   ===========      ===========

Net loss per common share - basic and diluted      $     (0.69)     $     (0.72)
                                                   ===========      ===========

Weighted-average number of common
 shares outstanding - basic and diluted             10,128,365        8,071,439
                                                   ============     ===========


See Notes to Financial Statements

                                 OPTIGENEX INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                          Year ended December 31, 2005

                                                       Common Stock            Additional
                                                  Number of                     Paid-in         Accumulated        Stockholders'
                                                    Shares        Amount        Capital           Deficit              Equity
                                                 ----------     --------     ------------      -------------       -------------
Balance at January 1, 2004                        6,488,750        6,489        8,467,761         (2,778,323)          5,695,927

Issuance of common stock for cash                 2,377,505        2,378        6,344,628                              6,347,006

Effect of recapitalization on July 30, 2004         564,885          565             (565)

Issuance of options to consultants                                                514,340                                514,340

Exercise of stock options                            25,000           25           24,975                                 25,000

Net loss                                                                                          (5,793,161)         (5,793,161)
                                                -----------     --------     ------------      -------------       -------------
Balance at December 31, 2004                      9,456,140     $  9,457     $ 15,351,139      $  (8,571,484)      $   6,789,112

Issuance of common stock for cash                   853,304          853        2,381,068                              2,381,921

Exercise of stock options                           140,790          141                                                     141

Issuance of options to consultants                                                 65,040                                 65,040

Net loss                                                                                          (6,996,157)         (6,996,157)
                                                -----------     --------     ------------      -------------       -------------
Balance at December 31, 2005                     10,450,234     $ 10,451     $ 17,797,247      $ (15,567,641)      $   2,240,057
                                                ===========     ========     ============      =============       =============


See Notes to Financial Statements

                                 OPTIGENEX INC.

                             STATEMENT OF CASH FLOWS

                                                               Years Ended December 31,
                                                            -----------------------------
                                                               2005               2004
                                                            -----------       -----------
Cash flows from operating activities:
  Net loss                                                  $(6,996,157)      $(5,793,161)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation                                                48,874            30,474
     Amortization of intangibles                                229,014           400,218
     Amortization of debt discount                              239,201
     Amortization of deferred financing costs                    11,944
     Bad debt expense                                            37,426
     Stock-based compensation                                    65,040           514,340
     Non-cash financing costs                                   482,808
     Exercise of stock options in
       exchange for services                                                       25,000
     Impairment of intangible assets                          1,271,599         1,405,200
     Equity in loss from joint ventures                          27,014
     Net income from change in value
       of warrants and embedded derivative liability            (43,901)
  Changes in operating assets and liabilities:
     Increase in accounts receivable                            (50,910)          (80,761)
     (Increase) decrease in inventories                          37,921        (1,481,548)
     (Increase) decrease in prepaid
       expenses and other current assets                        201,166          (313,728)
     (Increase) decrease in other assets                        (47,581)          (63,919)
     Increase (decrease) in accounts payable                   (428,130)          769,122
     Decrease in accrued expenses                              (152,012)         (176,202)
     Increase in deferred income                                 22,036
                                                            -----------       -----------
Net cash used in operating activities                        (5,044,648)       (4,764,965)
                                                            -----------       -----------
Cash flows from investing activities:
  Patent costs                                                  (45,705)          (90,202)
  Purchases of property and equipment                           (18,988)         (128,843)
  Investment in joint venture                                   (40,000)
                                                            -----------       -----------
Net cash used in investing activities                          (104,693)         (219,045)
                                                            -----------       -----------
Cash flows from financing activities:
  Proceeds from the sale of convertible notes                 2,650,000
  Proceeds from the issuance of common stock                  2,382,062         6,347,006
  Deferred financing costs                                     (110,000)
  Repayment of loans from stockholders                                            (15,000)
  Payments on notes payable                                                      (219,372)
                                                            -----------       -----------
Net cash provided by financing activities                     4,922,062         6,112,634
                                                            -----------       -----------
Net increase (decrease) in cash                                (227,279)        1,128,624

Cash - beginning of period                                    1,196,568            67,944
                                                            -----------       -----------
Cash - end of period                                        $   969,289       $ 1,196,568
                                                            ===========       ===========
Supplemental schedule of cash flow information:

  Cash paid for interest                                    $    70,666                --

Supplemental schedule of non-cash investing and financing activities:

Debt discount in connection with recording
   value of embedded derivative liability                   $ 2,813,590                --

Allocation of convertible note
   proceeds to warrants                                     $   319,218                --

See Notes to Financial Statements

                                 OPTIGENEX INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

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

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. In 2005, the Company incurred bad debt expense of approximately $37,000.

Our inventories are stated at the lower of cost, determined by the average cost method, or market. Our inventories consists of (i) raw materials that we purchase from a sole supplier in Brazil; (ii) our proprietary compound known as AC-11 which is manufactured in Brazil; and (iii) our line of nutritional supplement and skin care products that are produced by a contract manufacturer in the United States. We periodically review our inventories for evidence of spoilage and/or obsolescence and we remove these items from inventory at their carrying value.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. At December 31, 2005 and 2004, management performed an evaluation of the carrying value of intangible assets, which consist primarily of patents and patents pending that were acquired in 2003. This resulted in impairment charges of $1,271,599 and $1,405,200 respectively.

The fair value of the Company's financial instruments consisting of Callable Secured Convertible Notes approximates the principal value due to the terms of the Notes.

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

Depreciation of office and production equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Leasehold Improvements are amortized over the shorter of the lease agreement or the useful lives of the related assets.

Shipping costs are included in cost of sales and amounted to approximately $22,200 and $8,600 for the years ended December 31, 2005 and 2004, respectively.

Research and development costs are expensed when incurred. Research and development costs were approximately $326,000 and $416,000 for the years ended December 31, 2005 and 2004 respectively.

Costs incurred for producing and communicating advertising are expensed as incurred and included in selling, general and administrative expenses in the accompanying statement of operations. Advertising expenses approximated $413,000 and $127,000 for the years ended December 31, 2005 and 2004, respectively.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. Among other matters, that statement provides that where a company is required to bifurcate a derivative from its host contract, the company may irrevocably elect to initially and subsequently measure that hybrid financial instrument in its entirety at fair value, with changes in fair value recognized in operations. The statement is effective for financial instruments issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year.

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

Year ended December 31,                       2005                2004
                                          ------------        ------------

 Reported net loss                        $ (6,996,157)       $ (5,793,161)

 Deduct: total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards                            (330,172)           (613,822)
                                          ------------        ------------

Proforma net loss                         $ (7,326,329)       $ (6,406,983)

Reported net loss per share
  - basic and diluted                     $      (0.69)       $      (0.72)

Proforma net loss per share
  - basic and diluted                     $      (0.72)       $      (0.79)

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The above table reflects the estimated impact that the use of fair value accounting would have had on the Company's net income and net income per share if it had been in effect for the years ended December 31, 2005 and 2004. As the Company is a small business issuer, this standard became effective on January 1, 2006.

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

In this Transaction, Acquisition Sub purchased all of the assets and assumed all of the liabilities of Optigenex in exchange for 8,621,255 shares of Vibrant common stock ("Vibrant Shares"). When added to the 564,885 shares of Vibrant outstanding at the time of the transaction, the 8,621,255 shares issued to Optigenex represented approximately 94% of Vibrant's common stock outstanding immediately after the Transaction. The 8,621,255 shares issued to Optigenex were equal to the total number of Optigenex shares outstanding on July 30, 2004, the date of the Transaction. Vibrant also issued 681,895 options ("Substitute Options") and 111,668 warrants ("Substitute Warrants") to purchase shares of Vibrant common stock to Optigenex. The number of Substitute Options and Substitute Warrants were equal to the number of Optigenex options and warrants that were issued and outstanding on the date of the Transaction. The issuance of the Substitute Options and Substitute Warrants had no accounting consequence since the aggregate intrinsic value of the Substitute Options and Substitute Warrants immediately after the issuance was not greater than the aggregate intrinsic value before the issuance and the ratio of the exercise price per share to the fair value per share was not reduced. Additionally, the issuance did not accelerate the vesting or extend the life of the options and warrants. Simultaneous with the closing of the Transaction on July 30, 2004, Vibrant merged with and into its wholly owned Delaware subsidiary Merger Inc., with Merger Inc. being the surviving corporation. Also on July 30, 2004, Optigenex distributed its remaining assets, which consisted of the Vibrant Shares, the Substitute Options and the Substitute Warrants, directly to its shareholders, option holders and warrant holders. This distribution of the assets of Optigenex had no accounting consequence to Merger Inc. as Optigenex was a separate legal entity unrelated to Merger Inc.

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

Potential common stock consists of the following:

At December 31,                                   2005            2004
----------------                               ----------      ----------
Stock options                                   3,301,605       3,074,395
Common stock warrants                             680,980         111,668
Common stock issuable upon
  conversion of convertible notes (1)          13,947,368
                                               ----------      ----------
Total                                          17,929,953       3,186,063
                                               ==========      ==========

(1) At December 31, 2005, the Company had $2,650,000 of Callable Secured Convertible Notes outstanding. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. At December 31, 2005, the Notes would have been convertible into shares of the Company's common stock at a price of $0.19. See Note 8 for a complete discussion of the Callable Secured Convertible Notes. The potential common stock has not been included in the computation of diluted loss per share, as the effect would be anti-dilutive.

4. INVENTORIES:

Inventories consist of the following:

December 31,                                      2005            2004
------------                                   ----------      ----------
Raw materials                                  $  768,075      $  576,460
Work in process                                    35,000
Finished goods                                  1,200,703       1,465,239
                                               ----------      ----------
                                               $2,003,778      $2,041,699
                                               ==========      ==========

During the fourth quarter of 2005, the Company incurred a write-off $368,690 related to obsolete inventory which consisted of finished nutritional supplements that the company is no longer selling and bulk AC-11 powder that was expired.

5. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

December 31,                          2005           2004        Useful Life
------------                       --------       --------       -----------
Office equipment                   $ 88,739       $ 69,751       3 to 7 years
Leasehold improvements               66,160         66,160            3 years
Production equipment                 47,550         47,550       3 to 7 years
                                   --------       --------       ------------
                                    202,449        183,461
Less accumulated depreciation       (85,615)       (36,741)
                                   --------       --------
                                   $116,834       $146,720
                                   ========       ========

6. INTANGIBLE ASSETS:

Intangible assets, at cost, consist of the following:

December 31,                                 2005                            2004
------------                                 ----                            ----
                                    Gross        Accumulated        Gross        Accumulated
                                    Amount       Amortization       Amount       Amortization
                                 ------------    ------------    ------------    ------------
Trademarks, trade names
 and copyrights                  $    259,712    $     56,282    $    259,712    $     29,842
Patents                             2,612,069         377,655       3,193,603         530,076
Patents pending                       140,732               0       1,140,087               0
                                 ------------    ------------    ------------    ------------
                                 $  3,012,513    $    433,937    $  4,593,402    $    559,918
                                 ============    ============    ============    ============

The Company's long-lived assets and certain identified intangible assets such as patents, patents pending and trademarks are reviewed in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2004, management determined that six of the seven patents and one of the two patents pending that the Company licenses from a third-party would not be utilized. These patents relate to various implantable and subcutaneous therapeutic agent delivery systems. Accordingly, an impairment charge of $1,405,200 was taken to reflect the write-off of the net book value of the impaired assets. Of the total impairment charge, $1,355,236 related to six licensed patents and $49,964 related to one licensed patent pending. The remaining patent and patent pending that were licensed from Giampapa pertain to formulations for certain of the Company's nutritional supplement products. During the fourth quarter of 2005, the Company determined that it will no longer be selling the nutritional supplement products that the remaining patent and patent pending relate to and accordingly, an impairment charge of $1,271,599 was recorded to reflect write-off of the net book value of these impaired assets. Of the total write-off, $999,355 related to the patent pending and $272,244 related to the patent.

Patents are amortized over periods ranging from of 12 to 18 years, which represents the remaining lives of the patents. Patent pending applications will be amortized when the patents are issued. Trademarks, trade names and copyrights are being amortized over 10 years, the remaining estimated useful lives.

Amortization expense amounted to approximately $229,000 and $400,000 for the years ended December 31, 2005 and December 31, 2004, respectively. Estimated amortization expense for the next five years is as follows:

Year ending December 31,

        2006                               206,000
        2007                               206,000
        2008                               206,000
        2009                               206,000
        2010                               206,000

7. ACCRUED EXPENSES:

Accrued expenses consist of the following:

December 31,                                  2005                2004
------------                              ------------        ------------
Accrued professional fees                 $     55,692        $     55,000
Accrued salaries                                                    70,041
Other                                           16,848              99,511
                                          ------------        ------------
                                          $     72,540        $    224,552
                                          ============        ============

8. CALLABLE SECURED CONVERTIBLE NOTES

On August 31, 2005, the Company entered into a Securities Purchase Agreement with four accredited investors ("Note Holders") for the sale of up to (i) $4,000,000 in Callable Secured Convertible Notes (the "Notes") and (ii) warrants to purchase up to 625,000 shares of its common stock. The Notes bear interest at 8% and have a maturity date of three years from the date of issuance. The Company is not required to make any principal payments during the term of the Notes. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the Notes is due upon the occurrence of an event of default.

The warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $4.50 per share. In addition, the conversion price of the Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the initial fixed conversion price of $3.20, with the exception of any shares of common stock issued in connection with the Notes. The conversion price of the Notes and the exercise price of the warrants may also be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the Note Holders' position. The Note Holders have contractually agreed to restrict their ability to convert their Notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Note Holders and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Note Holders registration rights and a security interest in substantially all of the Company's assets. The Company has the right to prepay the entire outstanding balance of the Convertible Notes under certain circumstances at a premium 50%. The Company also has the right to prepay a portion of the Notes ("Partial Call Option") each month in an amount equal to 104% of the then outstanding principal balance divided by 36, plus one month's interest. This partial call option has the effect of preventing the Note Holders from converting their Notes into shares of the Company's common stock in the succeeding month.

On August 31, 2005, the Company sold $1,300,000 of Notes and issued warrants to purchase 203,124 shares of its common stock (the "First Installment"). The
Company received net cash proceeds of $1,165,334 after the payment of transaction costs of $100,000 and prepaid interest of $34,666. The transaction costs have been capitalized and will be expensed over the term of the three year term of the Notes. The prepaid interest represents four months of interest on the Notes and will be amortized to interest expense accordingly. The Company is then required to pay interest on a quarterly basis to the Note Holders.

On October 19, 2005, following the filing of the Company's registration statement on October 17, 2005, the Company sold an additional $1,350,000 of Notes to the Note Holders and issued warrants to purchase 210,938 shares of its common stock (the "Second Installment"). The Company received net cash proceeds of $1,304,000 after the payment of transaction costs of $10,000 and prepaid interest of $36,000. The transaction costs have been capitalized and will be expensed over the term of the three year term of the Notes. The prepaid interest represents four months of interest on the Notes and will be amortized to interest expense accordingly. The Company is then required to pay interest on a quarterly basis to the Note Holders.

On February 14, 2006, the Company's registration statement was declared effective by the Securities and Exchange Commission and on February 16, 2006, the Company sold an additional $1,350,000 of Notes to the Note Holders and issued warrants to purchase 210,938 shares of its common stock (the "Third Installment"). The Company received net cash proceeds of $1,304,000 after the payment of transaction costs of $10,000 and prepaid interest of $36,000. The transaction costs have been capitalized and will be expensed over the term of the three year term of the Notes. The prepaid interest represents four months of interest on the Notes and will be amortized to interest expense accordingly. The Company is then required to pay interest on a quarterly basis to the Note Holders.

In accounting for the convertible notes and the warrants described above, the Company considered the guidance contained EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," and SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the Notes represents an embedded derivative since the note is convertible into a variable number of shares upon conversion and a liquidated damage clause contained in the Registration Rights Agreement requires the Company to pay liquidated damages of 2.0% per month of the outstanding principal amount of the notes, in cash or shares of common stock to the Note Holders in the event that a registration statement covering the shares underlying the Notes and warrants is not declared effective by December 29, 2005. Accordingly, the Notes are not considered to be "conventional" convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

The Company calculated the fair value of the embedded conversion feature related to the First Installment of $1,300,000 on August 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of $3.25; exercise price of $1.95, which represents a 40% discount to the market price on August 31, 2005; risk free interest rate of 4.0%; expected volatility of 50% and an expected life of 3 years. The fair value of $1,186,667 was recorded as a debt discount, which reduced the carrying amount of the Notes. To determine the liability related to the warrants, the Company calculated the fair value of the warrants on August 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of $3.25; exercise price of $4.50; risk free interest rate of 4.0%; expected volatility of 50% and an expected life of 5 years. The fair value of $255,936 was also recorded as a debt discount. The total debt discount attributable to the warrants and embedded conversion feature of $1,442,603 exceeded the principal amount of the Notes by $142,603 and accordingly this excess amount was charged directly to interest expense on August 31, 2005. The remaining $1,300,000 of debt discount will be amortized over the three year term of the Notes using the interest method.

The Company calculated the fair value of the embedded conversion feature related to the Second Installment of $1,350,000 on October 19, 2005 using the Black-Scholes valuation model with the following assumptions: market price of $0.65; exercise price of $0.39, which represents a 40% discount to the market price on October 19, 2005; risk free interest rate of 4.0%; expected volatility of 100% and an expected life of 3 years. The fair value of $1,626,923 was recorded as a debt discount, which reduced the carrying amount of the Notes. To determine the liability related to the warrants, the Company calculated the fair value of the warrants on October 19, 2005 using the Black-Scholes valuation model with the following assumptions: market price of $0.65; exercise price of $4.50; risk free interest rate of 4.0%; expected volatility of 100% and an expected life of 5 years. The fair value of $63,282 was also recorded as a debt discount. The total debt discount attributable to the warrants and embedded conversion feature of $1,690,205 exceeded the principal amount of the Notes by $340,205 and accordingly this excess amount was charged directly to interest expense on October 19, 2005. The remaining $1,350,000 of debt discount will be amortized over the three year term of the Notes using the interest method.

A summary of the Callable Secured Convertible Notes at December 31, 2005 is as follows:

Callable Secured Convertible Notes; 8% per annum;
  due August 31, 2008                                               $ 1,300,000

Callable Secured Convertible Notes; 8% per annum;
  due October 19, 2008                                              $ 1,350,000

Debt Discount, net of accumulated amortization of $239,201           (2,410,799)

Embedded Derivative Liability                                         3,047,500
                                                                    -----------
Total                                                               $ 3,286,701
                                                                    ===========

The Company is required to measure the fair value of the warrants and the embedded conversion feature on the date of each reporting period. The effect of this re-measurement will be to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, the Company measured the fair value of the warrants at December 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.33, exercise price of warrants $4.50, risk-free interest rate of 4.0%, expected volatility of 100%, and an expected life of 4.5 years. This resulted in a fair market value for the warrants of $41,407. The decrease in the fair market value of the warrants resulted in non-cash other income of $277,811 and a corresponding decrease in the warrant liability.

The Company measured the fair value of the embedded conversion feature at December 31, 2005 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.33, exercise price of $0.20 which represents a 40% discount to the market price on December 31, 2005; risk-free interest rate of 4.0%, expected volatility of 100% and an expected life of 2.75 years. This resulted in a fair market value for the embedded conversion feature of $3,047,500. The increase in the fair market value of the embedded conversion feature of resulted in a non-cash expense of $233,910 and a corresponding increase in the embedded derivative liability. Accordingly, the Company recorded non-cash other income of $43,901 in 2005 related to the net change in the fair market value of the common stock warrants and embedded derivative liability.

9. COMMITMENTS AND CONTINGENCIES:

In June 2004, the Company entered into a non-cancelable operating lease for office space expiring March 31, 2007. The aggregate minimum future payments under the lease are payable as follows:

Year ending December 31,

       2006                                               217,989
       2007                                                54,497
                                                         --------
                                                         $272,486
                                                         ========

The lease is subject to escalation for the Company's proportionate share of increases in real estate taxes and porters' wages. The Company sub-leases a portion of its office space for $2,000 per month to an unrelated company on a month to month basis. Net rent expense charged to operations amounted to approximately $171,000 and $169,000 for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company has employment agreements with key executives and employees through February 2008. The agreements provide for approximate annual base salaries as follows:

Year ending December 31,

       2006                                               536,667
       2007                                               400,000
       2008                                                66,667
                                                       ----------
                                                       $1,003,334
                                                       ==========

From time to time, the Company conducts research and development activities to support its proprietary compound AC-11. The Company generally utilizes the services of outside contractors such as physicians, scientists and academic institutions. These outside contractors are compensated on an hourly or fixed price basis. To date, the Company has not entered into any research arrangements that require it to pay according to research and development milestones. At December 31, 2005, the Company is not a party to any material research and development agreement.

On March 1, 2006, the Board of Directors of the Company approved an extension of the employment agreement with Anthony Bonelli, its President and Chief Executive Officer, until February 16, 2008. His employment agreement provides for a base salary of $300,000 and an annual bonus of $100,000 which is payable in quarterly installments beginning on March 1, 2006. All other terms and conditions contained in the original employment agreement remain in effect.

10. STOCKHOLDERS' EQUITY:

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

During 2005, the Company completed private sales of its common stock, whereby it sold 853,304 shares of restricted common stock at a price of $3.00 per share. The Company received gross proceeds of $2,559,912 and paid commissions of $177,991 to its placement agents. The Company also issued warrants to its placement agents to purchase 155,250 shares of its common stock at a price of $3.00 per share. The warrants are exercisable for a period of five years from the respective dates of grant.

During 2005, three consultants exercised options to purchase an aggregate of 140,790 shares of common stock at an exercise price of $0.001 per share. The Company received proceeds of $140.79 in connection with these option exercises.

During 2005 the Company issued options to purchase an aggregate of 93,000 shares of its common stock to four consultants in exchange for services rendered. The options have an exercise price of $3.00 per share and are exercisable for a period of five years from the respective dates of grant. Of the total, 68,000 options vested immediately and 25,000 will vest in April 2006. The fair value of the options of $65,040 has been included in selling, general and administrative expenses for the year ended December 31, 2005. The fair value of the option grants was estimated on the date of each grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility 50%; risk-free interest rate of 4%; expected life of 5 years; and no expected dividends.

11. STOCK OPTION PLANS:

In July 2004, the Board of Directors and then sole stockholder of the Company adopted the 2004 Stock Incentive Plan, pursuant to which 5,000,000 shares of common stock have been reserved for issuance. The plan provides for grants of incentive stock options, non-qualified stock options and shares of common stock to employees, non-employee directors and others. In the case of an incentive stock option, the exercise price cannot be less than the fair market value of the Company's common stock on the date of grant. Vesting schedules for options and stock awards and certain other conditions are to be determined by the Board of Directors or a committee appointed by the Board of Directors. During 2005, options to purchase an aggregate of 300,000 shares of common stock with an exercise price of $3.00 per share were granted under this plan to the Company's Chief Executive Officer. At the time of this option grant, the market value of the Company's common stock was $3.00 per share.

A summary of the status of the Company's options as of December 31, 2005 is presented below:

                                                                      Weighted-
                                                    Number            Average
                                                      of              Exercise
                                                    Shares             Price
                                                  ----------         ----------
Outstanding at January 1, 2004                       706,895         $     1.15
Granted during 2004                                2,392,500         $     2.98
Exercised during 2004                                (25,000)        $     1.00
                                                  ----------         ----------
Outstanding at December 31, 2004                   3,074,395         $     2.57

Granted during 2005                                  393,000         $     3.00
Exercised during 2005                               (140,790)        $    0.001
Forfeited during 2005                                (25,000)        $     3.00
                                                  ----------         ----------
Outstanding at December 31, 2005                   3,301,605         $     2.73
                                                  ==========         ==========
Options exercisable at December 31, 2005           3,076,605         $     2.71
                                                  ==========         ==========

The following table summarizes information for options currently outstanding and exercisable at December 31, 2005:

                             Options Outstanding                   Options Exercisable
                   ----------------------------------------     -------------------------
                                   Weighted-      Weighted-                     Weighted-
                     Shares         Average        Average        Shares          Average
Range of           Underlying      Remaining      Exercise      Underlying       Exercise
Exercise Prices      Options         Life          Price          Options         Price
---------------    ----------     ----------     ----------     ----------      ----------
$0.001                  9,210     2.90 years      $   0.001          9,210      $    0.001
$0.01                  16,000     3.75 years           0.01         16,000            0.01
$1.00                 277,000     2.00 years           1.00        277,000            1.00
$2.00                 259,395     2.08 years           2.00        259,395            2.00
$3.00               2,740,000     3.66 years           3.00      2,515,000            3.00
                   ==========     ==========     ==========     ==========      ==========
$0.001-$3.00        3,301,605     3.39 years      $    2.73      3,076,605      $     2.71
                   ==========     ==========     ==========     ==========      ==========

The weighted-average fair value of options granted during the years ended December 31, 2005 and 2004 was $0.90 and $0.54 respectively.

On March 1, 2006, the Board of Directors of the Company approved the following stock option issuances:

                              Quantity     Exercise Price      Vesting
                              --------     --------------     ----------
Anthony Bonelli               500,000         $0.13           Immediately
President and                 250,000         $1.00           February 28, 2007
Chief Executive Officer       250,000         $1.00           February 28, 2008

Joseph McSherry               300,000         $0.13           Immediately
Chief Financial Officer       100,000         $1.00           February 28, 2007
                              100,000         $1.00           February 28, 2008

All of the options listed above have a term of five years and expire on February 28, 2011.

The table below summarizes warrants outstanding as of December 31, 2005 and 2004:

                                        Shares Underlying
                                       Warrants Outstanding
                                        as of December 31,
                     Exercise        -------------------------
Expiration Date       Price             2005            2004
---------------     ----------       ---------       ---------
May 2009               $3.30           16,667          16,667
June 2009              $3.30           89,667          89,667
July 2009              $3.30            5,334           5,334
March 2010             $3.00           66,786
June 2010              $3.00           30,664
July 2010              $3.00           57,800
August 2010            $4.50          203,124
October 2010           $4.50          210,938
                                     ---------       ---------
                                      680,980         111,668
                                     =========       =========

12. INCOME TAXES

The Company has net operating loss carry-forwards of approximately $11,251,000 available to offset taxable income through the year 2026.

The tax effects of loss carry-forwards and the valuation allowance that give rise to deferred tax assets are as follows:

Net operating losses                                            $3,825,000
Temporary book/tax difference related to:
  Impairment of intangible assets                                  920,000
  Non employee stock based compensation                            197,000
                                                                ----------
                                                                 4,942,000
Less valuation allowance                                        (4,942,000)
                                                                ----------
Deferred tax assets                                             $      -0-
                                                                ==========

The difference between income taxes computed at the statutory federal rate of 34% and the benefit for income taxes relates to the following:

December 31,                                            2005          2004
------------                                            ----          ----

Tax benefit at the federal statutory rate               34 %           34 %
Valuation allowance                                    (34)%          (34)%
                                                      ------          -----
                                                        -0-%           -0-%
                                                      ======          =====

13. RELATED PARTY TRANSACTIONS:

The following are related party transactions:

Year ended December 31,                                     2005          2004
-----------------------                                     ----          ----

Product sales to a 5% stockholder (a)                                   $ 84,851

Product sales to a company whose
  significant stockholder is a 5%
  stockholder of the Company (b)                                        $ 72,167

Royalty payments due from a company whose
  significant stockholder is a 5%
  stockholder of the Company (c)                          $ 15,259

Consulting fees paid to a 5% stockholder                                $ 55,073

Commissions and consulting fees to an investment
  bank whose former Vice Chairman is the Chairman
  of the Company (d)                                                    $136,700

Consulting fees paid to a Director of the Company         $156,000      $ 39,000


The stockholder listed in (a) (b) and (c) above is the same individual. The company listed in (b) and (c) above is the same company.

The Company's two largest customers accounted for approximately 25% and 21% of total sales for the year ended December 31, 2004. In addition, these two customers accounting for an aggregate of 46% of total sales in 2004 were the related parties (a) and (b) listed in the above table.

At December 31, 2004, 88% of accounts receivable or approximately $71,000 was due from the related parties (a) and (b) listed above. At December 31, 2005, 29% of accounts receivable or approximately $37,000 was due from the related parties
(b) and (c) listed above. This account receivable is past due and there is substantial doubt that the full amount of the receivable will be paid. Accordingly, the Company incurred bad debt expense of approximately $37,000 to reflect this uncertainty.

See Note 10 - Stockholders' Equity for a discussion of warrants issued to related party (d).

At December 31, 2004, the Company owed $8,300 to related party (a). There were no amounts due to any related parties at December 31, 2005.

14. ROYALTY AGREEMENTS:

In connection with the November 2003 acquisition of assets from CampaMed LLC, the Company entered into a separate agreement with a group of four individuals which obligated the Company to pay royalties in connection with the sale or licensing of any product that contains any compound, substance or ingredient derived or isolated from the Uncaria tomentosa vine such as its proprietary product AC-11, or its predecessor C-MED-100 (collectively referred to as "AC-11".) The maximum amount payable under this agreement is $347,700. The royalties are based on sales, as defined in the agreement, of any product that we sell or license. The royalty payments are calculated as follows: (i) 6% of gross sales for any products that contain AC-11 as an ingredient which includes the Company's nutritional supplement products and (ii) 10% of gross sales of bulk AC-11. As of December 31, 2005, the Company has made royalty payments under the agreement totaling $49,281. These payments are recorded as additional purchase cost as they are incurred. The total remaining royalty obligation under the agreement as of December 31, 2005 is $298,419 and the agreement remains in effect until this amount is paid.

Also in connection with the November 2003 acquisition of assets from CampaMed LLC, the Company agreed to pay CampaMed LLC additional payments based on 6% of the gross sales of any product containing AC-11, and 10% of the gross sales of any bulk AC-11, until such additional payments in an aggregate amount of $500,000 have been made. As of December 31, 2005, the Company has made payments under the agreement of $49,281. These payments are recorded as additional purchase cost as they are incurred. The total remaining payment obligation under the agreement is $450,719.

Additionally, in connection with the CampaMed acquisition, the Company has assumed a royalty obligation based on sales of certain products using the Thiol or Nicoplex Technology. The maximum amount of royalties due is $3,500,000 and will be paid based on sales, as defined in the agreement.

15. SIGNIFICANT CUSTOMERS:

In 2005, the Company's two largest customers accounted for 16.9% and 7.7% of total sales. The Company's five largest customers accounted for an aggregate of 43.7% of total sales. At December 31, 2005, the Company's two largest customers accounted for an aggregate of 72.5% of accounts receivable.

In 2004, the Company's two largest customers accounted for approximately 25% and 21% of total sales. In addition, these two customers accounting for an aggregate of 46% of total sales for the year were also related parties (See Note 13 - Related Party Transactions). At December 31, 2004, 61% of accounts receivable were from such related parties.

16. SIGNIFICANT SUPPLIER:

The Company purchases 100% of the raw material for its products from a single supplier located in Brazil. In addition, the Company's proprietary manufacturing and processing equipment is located in a warehouse that is owned by this supplier. At December 31, 2005, approximately $768,000 of inventory was warehoused at this location. The Company is not contractually obligated to make minimum purchases from this supplier.

17. JOINT VENTURES:

PMO Products Inc.

In November 2004, the Company entered into a joint venture with the two principals of Pierre Michel Salon, a leading New York City based hair salon to develop and market a line of professional hair care products that contain AC-11 as an ingredient. The Company contributed $25,000 in cash for a 50% ownership interest in a newly formed corporation named PMO Products Inc., a New York corporation ("PMO"). The two principals of Pierre Michel Salon contributed in the aggregate $25,000 in cash for their 50% ownership interest. The Company sells its ingredient AC-11 to PMO which in turn utilizes it in the formulation and manufacturing of six products. In August 2005, PMO began selling these products exclusively to the Pierre Michel Salon in New York City. The joint venture partners share equally in the net income or net loss generated by PMO however, PMO does not participate in any of the profits generated from the retail sales of the products at the Pierre Michel Salon.


During 2005, the Company sold approximately $26,000 of products to PMO. The Company records as deferred income, the profit from any sales it makes to PMO until such time that the products are resold by PMO to an independent third party. At December 31, 2005, deferred income related to sales to PMO was $14,897. The Company accounts for its investment in PMO under the Equity Method. For the year ended December 31, 2005, PMO had a net loss of $17,596. The Company's 50% share of PMO's net loss for the year of $8,798 is included in SG&A expenses.

Prometheon Labs LLC

In September 2005, the Company contributed $40,000 in cash for a 50% ownership interest in Prometheon Labs LLC, ("Prometheon") a New York limited liability company which was formed for the purpose of developing and marketing an oral nutritional supplement containing the Company's ingredient AC-11. The Company's joint venture partner Prometheon Holding LLC, contributed $40,000 in cash for its 50% ownership interest in Prometheon Labs. The joint venture partners share equally in the net income or net loss generated by Prometheon.

In 2005, the Company manufactured and sold a nutritional supplement known as Avatar 8 to Prometheon. Total sales to Prometheon in 2005 were approximately $27,000. The Company records as deferred income, the profit from any sales it makes to Prometheon until such time that the products are resold by Prometheon to an independent third party. At December 31, 2005, deferred income related to sales to Prometheon was $7,139. The Company accounts for its investment in Prometheon under the Equity Method. For the year ended December 31, 2005, Prometheon had a net loss of $36,432. The Company's 50% share of Prometheon's net loss for the year of $18,216 is included in SG&A expenses.

18. GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. In the event that the Company's operations do not generate sufficient cash flow in the future, the Company will need to obtain additional debt or equity capital. There can be no assurances that the Company will be successful in raising additional debt or equity capital on terms acceptable to the Company or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

19. SUBSEQUENT EVENT

On February 14, 2006, the Note Holders converted a total of $30,000 of Convertible Notes into 150,000 shares of the Company's common stock at a price of $0.20 per share.

On February 28, 2006, the Note Holders converted a total of $21,600 of Convertible Notes into 150,000 shares of the Company's common stock at a price of $0.144 per share.

On February 28, 2006, the Company made a payment of $142,222 to the Note Holders pursuant to the partial call option contained in the Notes [See Note 8]. Of the total payment, $115,555 was a reduction of the outstanding principal balance of the Notes and the remaining $26,667 represented one month of interest due under the Notes.