Form 10QSB
period 2006-03-31
OPTIGENEX INC.
filed 2006-05-22
CIK 1168776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006


|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


               For the transition period _________ to____________


                        Commission file number: 000-51248

                                 OPTIGENEX INC.
        (Exact name of small business issuer as specified in its charter)



          Delaware                                          20-1678933
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                              I.D. Number)

750 Lexington Avenue 6th Floor                                 10022
 (Address of principal executive offices)                    (Zip Code)

                  Registrant's telephone number: (212) 905-0189

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      There were 10,750,234 shares of Common Stock outstanding as of May 19, 2006.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                 OPTIGENEX INC.

                                Table of Contents


PART I      FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements (Unaudited)

                 Condensed Balance Sheet as of March 31, 2006                 1

                 Condensed Statements of Operations for the
                 three months ended March 31, 2006 and 2005                   2

                 Condensed Statement of Stockholder's Equity
                 for the three months ended March 31, 2006                    3

                 Condensed Statements of Cash Flows for the
                 three months ended March 31, 2006 and 2005                   4

                 Notes to Condensed Financial Statements                      5

Item 2.     Management's Discussion and Analysis of Financial Condition      14

Item 3.     Controls and Procedures                                          21

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                22

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      22

Item 3.     Defaults Upon Senior Securities                                  22

Item 4.     Submission of Matters to a Vote of Security Holders              22

Item 5.     Other Information                                                22

Item 6.     Exhibits                                                         22

SIGNATURES                                                                   23

                          PART 1. FINANCIAL INFORMATION


Item 1.           Condensed Financial Statements - Unaudited


                                 OPTIGENEX INC.

                             Condensed Balance Sheet

                                                         March 31,
                                                           2006
                                                       ------------
                                                       (Unaudited)
ASSETS

Current assets:
   Cash                                                $    928,896
   Accounts receivable, net                                  33,114
   Inventories                                            2,200,629
   Prepaid expenses and other current assets                167,788
                                                       ------------

      Total current assets                                3,330,427

Property and equipment, net                                 104,134
Intangible assets, net                                    2,532,636
Other assets                                                208,525
                                                       ------------

Total Assets                                           $  6,175,722
                                                       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $    389,887
   Accrued expenses                                          93,145
   Deferred income                                           20,539
                                                       ------------

      Total current liabilities                             503,571

Callable secured convertible notes, net of debt
  discount of $3,487,169, including embedded
  derivative liability                                    4,745,678
Common stock warrants                                        20,857
                                                       ------------

      Total liabilities                                   5,270,106

Stockholders' equity:
   Preferred stock - $0.001 par value; 5,000,000
     shares authorized, none issued
   Common stock - $0.001 par value; 100,000,000
     shares authorized, 10,750,234 shares issued and
     outstanding                                             10,751
   Additional paid-in capital                            18,037,097
   Accumulated deficit                                  (17,142,232)
                                                       ------------
      Total stockholders' equity                            905,616
                                                       ------------

Total Liabilities and Stockholders' Equity             $  6,175,722
                                                       ============

See notes to condensed financial statements

                                 OPTIGENEX INC.

                 Condensed Statements of Operations - Unaudited



                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
Net sales                                          $     38,606    $    117,296

Cost of sales                                            28,025          53,431
                                                   ------------    ------------

Gross profit                                             10,581          63,865

Selling, general and administrative                   1,249,950       1,141,216
                                                   ------------    ------------

Loss from operations                                 (1,239,369)     (1,077,351)

Other (income) expense:
  Interest expense                                      660,072              --
  Equity in loss from joint ventures                     14,294          14,067
  Net change in fair value of common stock
      warrants and derivative liability                (339,144)             --
                                                   ------------    ------------

Net loss                                           $ (1,574,591)   $ (1,092,418)
                                                   ============    ============

Net loss per common share - basic and diluted      $      (0.15)   $      (0.11)
                                                   ============    ============

Weighted average number of common
   shares outstanding - basic and diluted            10,580,234       9,677,715
                                                   ============    ============

See notes to condensed financial statements

                                 OPTIGENEX INC.

       Condensed Statement of Changes in Stockholders' Equity - Unaudited


                                                           Common Stock            Additional
                                                  -----------------------------      Paid-in       Accumulated
                                                     Shares           Amount         Capital         Deficit           Total
                                                  -------------   -------------   -------------   -------------    -------------
Balance - December 31, 2005                          10,450,234   $      10,451   $  17,797,247   $ (15,567,641)   $   2,240,057

Conversion of convertible notes to common stock         300,000             300          51,300          51,600

Issuance of stock options to employees and
consultants                                                                             188,550                          188,550

Net loss                                                     --              --              --      (1,574,591)      (1,574,591)
                                                  -------------   -------------   -------------   -------------    -------------

Balance - March 31, 2006                             10,750,234   $      10,751   $  18,037,097   $ (17,142,232)   $     905,616
                                                  =============   =============   =============   =============    =============

See notes to condensed financial statements

                                 OPTIGENEX INC.

                 Condensed Statements of Cash Flows - Unaudited

                                                                    Three Months Ended
                                                                        March 31,
                                                              ----------------------------
                                                                  2006            2005
                                                              ------------    ------------
Cash flows from operating activities:
   Net loss                                                   $ (1,574,591)   $ (1,092,418)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation                                                12,700          11,783
        Amortization of intangibles                                 51,561          56,934
        Amortization of debt discount                              273,632              --
        Amortization of deferred financing costs                     9,723              --
        Stock-based compensation                                   188,550          20,460
        Non-cash financing costs                                   321,094              --
        Equity in loss from joint venture                           14,294          14,067
        Income from change in value of warrants
                 and embedded derivative liability                (339,144)             --
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                    61,131         (58,958)
      Increase in inventories                                     (196,851)        (58,921)
      Increase in prepaid expenses and other current assets        (47,132)        (38,100)
      Decrease in accounts payable                                  (6,113)       (217,454)

      Decrease in accrued expenses                                 (26,574)        (63,764)


      Decrease in deferred income                                   (1,497)             --
                                                              ------------    ------------
           Net cash used in operating activities                (1,259,217)     (1,426,371)
                                                              ------------    ------------

Cash flows from investing activities:
   Patent costs                                                     (5,621)        (19,117)

   Purchases of property and equipment                                  --          (5,832)
                                                              ------------    ------------

           Net cash used in investing activities                    (5,621)        (24,949)
                                                              ------------    ------------

Cash flows from financing activities:
   Proceeds from the sale of convertible notes                   1,350,000              --
   Principal payments under convertible notes                     (115,555)             --
   Proceeds from the issuance of common stock                                    1,116,303


   Deferred financing costs                                        (10,000)             --
                                                              ------------    ------------
           Net cash provided by financing activities             1,224,445       1,116,303
                                                              ------------    ------------

Net increase (decrease) in cash                                    (40,393)       (335,017)
Cash - beginning of period                                         969,289       1,196,568
                                                              ------------    ------------
Cash - end of period                                          $    928,896    $    861,551
                                                              ============    ============

Supplemental schedule of cash flow information:
  Cash paid for interest                                      $     70,592

Supplemental schedule of non-cash investing and financing activities:

  Debt discount in connection with recording
    value of embedded derivative liability feature            $  1,350,000
  Allocation of convertible note proceeds to warrants         $     21,094
  Common stock issued in connection with conversion of
     convertible notes                                        $     51,600

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Accordingly, the unaudited condensed interim financial statements for the three month periods ended March 31, 2006 and 2005 include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

The results of operations for the three-month period ended March 31, 2006 is not necessarily indicative of the results of operations expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2005 and for the year then ended and the notes thereto, which are contained in the Company's Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Certain items in the March 31, 2005 income statement have been reclassified to conform to the 2006 presentation.

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

OPTIGENEX INC.

Notes to Condensed Financial Statements - Unaudited


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

Prior to January 1, 2006, the Company accounted for stock option awards in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

The following table illustrates the effect on net loss for the three months ended March 31, 2005 as if we had applied the fair value method to our stock-based compensation:

                                               Three Months
                                                   Ended
                                              March 31, 2005
                                              --------------
Reported net loss                             $   (1,092,418)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                        (30,793)
                                              --------------

Proforma net loss                             $   (1,123,211)
                                              ==============

Reported  net  loss per  share - basic  and
diluted                                       $        (0.11)
                                              ==============

Proforma  net  loss per  share - basic  and
diluted                                       $        (0.12)
                                              ==============

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

OPTIGENEX INC.

Notes to Condensed Financial Statements - Unaudited

Note 2. Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, consisting of options and warrants outstanding are shown in the table below:

Potential common stock consists of the following:

At March 31,                               2006         2005
------------                            ----------   ----------
Stock options                            4,801,605    3,105,395
Common stock warrants                      891,918      178,454
Common stock issuable upon
  conversion of convertible notes (1)   29,483,423
                                        ----------   ----------
Total                                   35,176,946    3,283,849

(1) At March 31, 2006, the Company had $3,832,845 of Callable Secured Convertible Notes outstanding. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. At March 31, 2006, the Notes would have been convertible into shares of the Company's common stock at a price of $0.14. See Note 6 for a complete discussion of the Callable Secured Convertible Notes.

The potential common stock has not been included in the computation of diluted loss per share, as the effect would be anti-dilutive.

Note 3. Inventories

Inventories consisted of the following components at March 31, 2006:

Raw materials            $ 1,864,454
Finished goods               336,175
                       -------------
                         $ 2,200,629
                       =============

Note 4. Stockholders' Equity

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

During 2005, the Company sold approximately $26,000 of products to PMO. The Company records as deferred income, the profit from any sales it makes to PMO until such time that the products are resold by PMO to an independent third party. At March 31, 2006, deferred income related to sales to PMO was $14,225. The Company accounts for its investment in PMO under the equity method. For the three months ended March 31, 2006, PMO had a net loss of $5,974 and accordingly, the Company's 50% share of PMO's net loss was $2,987.

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

In 2005, the Company manufactured and sold a nutritional supplement known as Avatar 8 to Prometheon. Total sales to Prometheon in 2005 were approximately $27,000. The Company records as deferred income, the profit from any sales it makes to Prometheon until such time that the products are resold by Prometheon to an independent third party. At March 31, 2006, deferred income related to sales to Prometheon was $6,314. The Company accounts for its investment in Prometheon under the equity method. For the three months ended March 31, 2006, Prometheon had a net loss of $22,614 and accordingly, the Company's 50% share of Prometheon's net loss was $11,307.


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

On February 14, 2006, the Company's registration statement was declared effective by the Securities and Exchange Commission and on February 17, 2006, the Company sold an additional $1,350,000 of Notes to the Note Holders and issued warrants to purchase 210,938 shares of its common stock (the "Third Installment"). The Company received net cash proceeds of $1,304,000 after the payment of transaction costs of $10,000 and prepaid interest of $36,000. The transaction costs have been capitalized and will be expensed over the term of the three year term of the Notes. The prepaid interest represents four months of interest on the Notes and will be amortized to interest expense accordingly. The Company is then required to pay interest on a quarterly basis to the Note Holders.

In accounting for the convertible notes and the warrants described above, the Company considered the guidance contained EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," and SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the Notes represents an embedded derivative since the note is convertible into a variable number of shares upon conversion and a liquidated damage clause contained in the Registration Rights Agreement requires the Company to pay liquidated damages of 2.0% per month of the outstanding principal amount of the notes, in cash or shares of common stock to the Note Holders in the event that a registration statement covering the shares underlying the Notes and warrants was not declared effective by December 29, 2005. Accordingly, the Notes are not considered to be "conventional" convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

OPTIGENEX INC.

Notes to Condensed Financial Statements - Unaudited

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

The Company calculated the fair value of the embedded conversion feature related to the Third Installment of $1,350,000 on February 17, 2006 using the Black-Scholes valuation model with the following assumptions: market price of $0.30; exercise price of $0.18, which represents a 40% discount to the market price on February 17, 2006; risk free interest rate of 4.0%; expected volatility of 100% and an expected life of 3 years. The fair value of $1,650,000 was recorded as a debt discount, which reduced the carrying amount of the Notes. To determine the liability related to the warrants, the Company calculated the fair value of the warrants on February 17, 2006 using the Black-Scholes valuation model with the following assumptions: market price of $0.30; exercise price of $4.50; risk free interest rate of 4.0%; expected volatility of 100% and an expected life of 5 years. The fair value of $21,094 was also recorded as a debt discount. The total debt discount attributable to the warrants and embedded conversion feature of $1,671,094 exceeded the principal amount of the Notes by $321,094 and accordingly this excess amount was charged directly to interest expense on February 17, 2006. The remaining $1,350,000 of debt discount will be amortized over the three year term of the Notes using the interest method.

On February 14, 2006, the Note Holders converted a total of $30,000 of Convertible Notes into 150,000 shares of the Company's common stock at a price of $0.20 per share.

On February 28, 2006, the Note Holders converted a total of $21,600 of Convertible Notes into 150,000 shares of the Company's common stock at a price of $0.144 per share.

On February 28, 2006, the Company elected to make a payment of $142,222 to the Note Holders pursuant to the partial call option feature contained in the Notes. Of the total payment, $115,555 was a reduction of the outstanding principal balance of the Notes and the remaining $26,667 represented one month of interest due under the Notes.

As a result of the conversions and principal payments made under the Notes during the three months ended March 31, 2006, the outstanding principal balance of the Notes at March 31, 2006 was $3,832,845.

OPTIGENEX INC.

Notes to Condensed Financial Statements - Unaudited

The Company is required to measure the fair value of the warrants and the embedded conversion feature on the date of each reporting period. The effect of this re-measurement will be to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, the Company measured the fair value of the warrants at March 31, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.16, exercise price of warrants $4.50, risk-free interest rate of 4.0%, expected volatility of 100%, and an expected life of 4.5 years. This resulted in a fair market value for the warrants of $20,857 at March 31, 2006. The decrease in the fair market value of the warrants resulted in non-cash other income of $41,644.

The Company measured the fair value of the embedded conversion feature at March 31, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.16, exercise price of $0.10 which represents a 40% discount to the market price on March 31, 2006; risk-free interest rate of 4.0%, expected volatility of 100% and an expected life of 2.5 years. This resulted in a fair market value for the embedded conversion feature of $4,400,000. The decrease in the fair market value of the embedded conversion feature of resulted in non-cash income of $297,500. Accordingly, the Company recorded non-cash other income of $339,144 in the quarter ended March 31, 2006 related to the net change in the fair market value of the common stock warrants and embedded derivative liability.


A summary of the Callable Secured Convertible Notes at March 31, 2006 is as follows:

Callable Secured Convertible Notes; 8% per annum;
  due August 31, 2008                                        $  1,132,845

Callable Secured Convertible Notes; 8% per annum;
  due October 19, 2008                                       $  1,350,000

Callable Secured Convertible Notes; 8% per annum;
  due February 17, 2009                                      $  1,350,000

Debt Discount, net of accumulated amortization of $512,833     (3,487,167)

Embedded Derivative Liability                                   4,400,000
                                                             ------------
Total                                                        $  4,745,678
                                                             ============

OPTIGENEX INC.

Notes to Condensed Financial Statements - Unaudited

 Note 7.          Stock Based Compensation

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

The fair value of each option award is estimated on the date of each option grant using the Black-Scholes option valuation model using the assumptions noted in the following table. Because the Company's common stock has only traded publicly since April 2005, the expected volatility for the three months ended March 31, 2006 was estimated based on historical volatility and other factors. In addition, as the Company was not publicly traded on March 31, 2005, 0% volatility was used in accordance with SFAS 123 for options issued to employees prior to becoming a public company. The Company has limited history by which to estimate the expected holding period of the options, and therefore, has estimated that the expected holding period for all stock options granted is equal to the contractual life of the option.

                              Three months ended
                                   March 31,
                           ------------------------
                              2006          2005
                           ----------    ----------
Expected life (in years)          5.0           5.0
Risk-free interest rate          4.66%          4.0%
Volatility                      100.0%            0%
Dividend yield                   None          None

The following table summarizes the stock option activity for the three months ended March 31, 2006:


                                                              Weighted
                                             Number of         Average          Aggregate
                                              Options        Option Price     Intrinsic Value
                                          ---------------   ---------------   ---------------
Outstanding at December 31, 2005                3,301,605   $          2.73
   Granted                                      1,500,000   $          0.54
   Exercised                                           --                --
   Forfeited/Cancelled                                 --                --
                                          ---------------   ---------------   ---------------
Outstanding at March 31, 2006                   4,801,605   $          2.05   $        27,864
Exercisable at March 31, 2006                   4,026,605   $          2.21   $        27,864
Vested  and  expected  to vest
 at March  31, 2006                             4,501,605   $          2.10   $        27,864

A summary of the status of the Company's non-vested stock options as of March 31, 2006, and of changes during the three months ended March 31, 2006, is presented below:

                                   Weighted
                                   Number of        Average
                                    Options       Option Price
                                  ------------    ------------
Non-vested at December 31, 2005        225,000    $       2.71

   Granted                             700,000    $       1.00

   Vested                             (150,000)   $       3.00

   Forfeited/Cancelled                      --              --
                                  ------------    ------------
Outstanding at March 31, 2006          775,000    $       1.11
                                  ============    ============

As of March 31, 2006, there was $58,956 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average life of 1.75 years.

OPTIGENEX INC.

Notes to Condensed Financial Statements - Unaudited


The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $0.08 and $0.66, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:


                                 Options Outstanding                      Options Exercisable
                     ---------------------------------------------    -----------------------------

                                      Weighted
                                      average
                                      remaining         Weighted                            Weighted
                      Number         contractual         average            Number           average
Exercise prices     outstanding      life (years)     exercise price      exercisable     exercise price
---------------   ---------------   ---------------   ---------------   ---------------   ---------------

$         0.001             9,210              2.66   $         0.001             9,210   $         0.001
$          0.01            16,000              3.50   $          0.01            16,000   $          0.01
$          0.13           800,000              4.92   $          0.13           800,000   $          0.13
$          1.00           977,000              1.75   $          1.00           277,000   $          1.00
$          2.00           259,395              1.83   $          2.00           259,395   $          2.00
$          3.00         2,740,000              3.42   $          3.00         2,665,000   $          3.00
---------------   ---------------   ---------------   ---------------   ---------------   ---------------
 $0.001 - $3.00         4,801,605              3.24   $          2.05         4,026,605   $          2.21
===============   ===============   ===============   ===============   ===============   ===============

Note 8. Going Concern

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

Overview

We are in the business of developing and marketing proprietary products that are designed to counter the negative effects of aging. We began selling three oral nutritional supplement products in the fourth quarter of 2003. The key ingredient in our nutritional supplement products is our patented compound AC-11, which is derived from the medicinal herb known as Uncaria tomentosa. We also sell AC-11 as a bulk ingredient to strategic partners in the nutraceutical, cosmeceutical, personal care, skin care and hair care industries. AC-11 is manufactured for us in Brazil by the Centroflora Group utilizing a patented process and equipment that we own. Our nutritional supplements are manufactured in New Jersey by Garden State Nutritionals.

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

Throughout 2005, we reduced the selling prices of Age Manager and Age Manager Professional over 80% in order to accelerate the sales of product that was nearing expiration. In connection with a review of our nutritional supplement products, we determined that the costs related to repackaging our existing inventory of Age Manager and Age Professional in order to extend the product expiration date would not provide sufficient benefit to the Company and as such, we have discontinued selling these two products. As a result, we incurred an inventory write-off of approximately $260,000 in December 31, 2005. We also incurred a write-off of approximately $1,272,000 of intangible assets which consisted of the net book value of a licensed patent and patent pending that related to the formulations of Age Manager and Age Manager Professional.

We sell Activar AC-11 direct to the consumer primarily through our Internet website www.AC-11.com. We do not sell Activar AC-11 through traditional retail or wholesale outlets. We also sell bulk AC-11 as an ingredient to other companies in the nutritional supplement and cosmeceutical industries which in turn utilize it in the formulation of their own proprietary products. We continue to be highly dependent on a small base of customers that purchase bulk AC-11 and as such, these customers make purchases from us only when required to do so in connection with their manufacturing schedule. We continue to market bulk AC-11 to numerous companies in the personal care, cosmeceutical and nutritional supplement industries.

In the third quarter of 2005, we commenced development of a line of personal care products, which consist of two skin creams (day and night) and a topical eye cream. This new product line is known as the "Activar Skin Renewal System." These products contain AC-11 as an ingredient and are designed to repair damage to the skin caused by exposure to ultraviolet rays, enhance skin elasticity, and reduce wrinkles and other visible signs of aging. These products are intended to appeal to a targeted demographic audience which includes women ages 30 and over. In March 2006, we began marketing these products directly to the consumer through a celebrity endorsed television infomercial which we began airing in certain test markets. We also sell these skin care products through our Internet website. Future sales generated from the launch of our line of skin care products will depend on numerous factors including the degree to which consumers' perceive that our products offer superior benefits compared to other more established brands. If the consumer does not believe that our products offer benefits commensurate with the purchase price, our sales may suffer.

To date, we have spent approximately $400,000 to produce the infomercial and we anticipate spending approximately $500,000 to produce the initial inventory of our skin care products. We will require significant capital to fully launch and maintain this new line of business in 2006, primarily for the purchase of television media time for the airing of the infomercial. We may also require significant capital to produce additional inventory in order to meet the future demand for our skin care products.

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

Accounts Receivable and Bad Debt Expense

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for doubtful accounts. We estimate bad debt expense based upon past experience related to specific customers' ability to pay and current economic conditions. At March 31, 2006, our allowance for doubtful accounts was approximately $37,000.

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

We sell bulk AC-11 to PMO Products Inc. and Prometheon Labs, each of which we own a 50% equity interest in. These companies utilize the AC-11 as an ingredient in the products that they manufacture and sell. At the time of sale, we record revenue in an amount equal to our actual cost and we defer the profit, if any, from the sale until such time that it is determined that the products containing the AC-11 have been sold to an independent third party. This deferred income is recorded as a liability. As of March 31, 2006, we have recorded deferred income of $20,539.

Intangibles

We account for long-lived assets and certain identified intangible assets such as patents and trademarks in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Management reviews these long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. We monitor our projections of expected future net cash flows on an ongoing basis. If we determine that our projections are not accurate due to specific events such as a delayed product launch or a change in our product mix, or changes in economic conditions, we may incur additional write-offs. We recorded an impairment charge of approximately $1,272,000 in 2005 which represented the net book value of certain patents that management determined were not going to utilized in the foreseeable future.

Derivative Instrument Liabilities related to Convertible Notes and Warrants

In connection with the sale of convertible notes and warrants on August 31, 2005, October 17, 2005 and February 17, 2006 we determined that in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock," and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," that the conversion feature of the convertible notes represents an embedded derivative. As such, we are required to estimate the fair value of the embedded derivative and the warrants at of the end of each reporting period and these values are recorded as liabilities. We estimate fair value using the Black-Scholes option pricing model. This model requires us to make estimates such as the expected holding period, the expected future volatility of our common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities.

Employee Stock Options and Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock option awards in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

Recent Accounting Pronouncements

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2006 and 2005

Revenues

Our revenues are derived from the sale of our nutritional supplement product Activar AC-11, which we sell directly to consumers through our Internet website www.AC-11.com. We also sell AC-11 as a bulk ingredient to other companies in the nutritional supplement and cosmeceutical industries who utilize it in their proprietary products.

Net sales for the quarter ended March 31, 2006 were $38,606 compared to net sales of $117,296 for the quarter ended March 31, 2005, a decrease of $78,690 or 67.1%. Our net sales are summarized in the following table:


                                        Three Months Ended
                                             March 31,
                                       -----------------------        $             %
                                         2006          2005       Inc/(Dec)     Inc/(Dec)
                                       ----------   ----------   ----------    ----------
Nutritional Supplements:
   Activar AC-11                       $   12,631   $   13,574   $     (943)         (6.9%)
   Age Manager *                               --       18,280      (18,280)       (100.0%)
   Age Manager Pro *                           --       11,428      (11,428)       (100.0%)
                                       ----------   ----------   ----------    ----------
Total Nutritional Supplements              12,631       43,282      (30,651)        (70.8%)
   Bulk AC-11                              20,525       69,616      (49,091)        (70.5%)
   Other                                    5,450        4,398        1,052          23.9%
                                       ----------   ----------   ----------    ----------
Total Revenue                          $   38,606   $  117,296   $  (78,690)        (67.1%)
                                       ==========   ==========   ==========    ==========

* Products were discontinued in December 2005

Net supplement sales decreased $30,651 or 70.8% in 2006 compared to 2005 due to the discontinuance of Age Manager and Age Manager Pro.

Sales of bulk AC-11 decreased $49,091 or 70.5% in 2006 compared to 2005. This decrease was due to the effect of a large sale made to one customer in 2005.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing AC-11 and our line of nutritional supplement products that contain AC-11. Cost of sales was $28,025 and $53,431 for the three months ended March 31, 2006 and 2005, respectively. Gross profit in 2006 was $10,581 or 27.4% compared to gross profit of 63,865 or 54.4% in 2005. This decrease in gross profit was due primarily to the effect of the discontinuation of Age Manager and Age Manager Pro which carry higher gross profit margins than Activar AC-11.

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

The table below highlights the major components of our SG&A expenses:


                                          Three Months Ended
                                               March 31,             $             %
                                          2006         2005       Inc/(Dec)     Inc/(Dec)
                                       ----------   ----------   ----------    ----------
Employee compensation and benefits     $  214,890   $  352,682   $ (137,792)        (39.1%)
Marketing, advertising and promotion      327,953      142,807      185,146         129.6%
Research and development                   51,005      107,210      (56,205)       (-52.4%)
Consulting and other professional
  services                                107,940      148,852      (40,912)        (27.5%)
Legal and accounting                      168,034      123,140       44,894          36.5%
General and administrative                 66,017      108,723      (42,706)        (39.3%)
Occupancy                                  51,578       68,625      (17,047)        (24.8%)
Stock based compensation                  188,550       20,460      168,090         821.5%
Depreciation and amortization              73,983       68,717        5,266           7.7%
                                       ----------   ----------   ----------    ----------
       Total SG&A                      $1,249,950   $1,141,216   $  108,734           9.5%
                                       ==========   ==========   ==========    ==========

SG&A expenses increased $108,734 or 9.5% from $1,141,216 in 2005 to $1,249,950 in 2006. Specific areas where costs increased in 2006 were (i) marketing, advertising and promotion, (ii) stock based compensation and; (iii) legal and accounting.

Marketing, advertising and promotion expenses increased $185,146 in 2006 versus 2005. This increase was due to costs related to the production of our infomercial and costs related to services provided by marketing consultants.

Legal and accounting expenses increased $44,894 in 2006 versus 2005. This increase was due primarily to costs incurred in connection with the filing of a registration statement in 2006 and costs associated with services provided by outside consultants.

Stock based compensation expense increased $168,090 in 2006 compared to 2005. This increase was due to the effect of expensing employee stock options that were granted in March 2006.

Employee compensation expenses decreased $137,792 in 2006 compared to 2005. This decrease was due to a reduction in the number of employees in 2006 versus 2005.

Interest Expense

Interest expense in 2006 was $660,072. We did not incur interest expense in 2005. Of the total, approximately $594,000 was non-cash interest expense resulting from the accounting treatment of our convertible notes.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, the Company recorded non-cash other income of $339,144 in the quarter ended March 31, 2006 related to the decrease in the fair market value of the warrants and embedded derivative liability.

Net Loss

Net loss for the three months ended March 31, 2006 was $1,574,591 or $0.15 per share, compared to $1,092,418 or $0.11 for the three months ended March 31, 2005. Excluding the non-cash income of $339,144 related to the change in the fair value of the warrants and embedded derivative liability related to our convertible notes, our net loss would have been $1,913,735 or $821,317 greater than our net loss for the three months ended March 31, 2005. The majority of the increase in net loss excluding the non-cash other income was due to the increase in interest expense of $660,072.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations as of March 31, 2006, our current rate of cash consumption and the uncertainty of liquidity related initiatives described below, there is substantial doubt as to our ability to continue as a going concern. Therefore, we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan.

At March 31, 2006, we had cash of approximately $930,000 and net working capital of approximately $2,827,000. Excluding approximately $2,200,000 of inventory, we have net working capital of approximately $627,000. As of that same date, we had approximately $504,000 in current liabilities.

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

In March 2006, we began test marketing these products directly to the consumer through a celebrity endorsed, 30 minute television infomercial. To date, we have spent approximately $400,000 to produce the infomercial and we anticipate spending approximately $500,000 to produce the initial inventory of skin care products. We began airing the infomercial in March in certain test markets in order to determine consumer demand for our products as well as the efficiency of different media outlets and air times. Based on the initial test results, we determined that the infomercial needed to be modified and subsequently re-tested. We spent approximately $50,000 to reproduce certain portions of the infomercial and we began re-testing the modified program in April. If the test results are positive, we intend to increase our spending on media time in order to generate sales. We will also require additional capital to create inventory to meet the expected demand. If the test results are inconclusive, we may need to further change the content of the infomercial which will require us to spend additional funds on production. This will also delay the time frame for achieving sales as we would need to re-test the infomercial. If the results are negative, we may ultimately decide to discontinue the infomercial. We would then need to seek other methods of distribution for our skin care products which would also delay the achievement of sales.

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

We currently have an aggregate of $3,832,845 of Secured Convertible Notes outstanding, which may hinder our ability to raise additional debt or equity capital. In addition, we have granted a security interest on substantially all of our assets to the holders of our Convertible Notes. If we were to seek asset based financing, we would need the approval of the existing Note Holders which we may not receive. Accordingly, there can be no assurance that we will be successful in raising sufficient capital to fund our existing operations or the launch of our skin care products on terms acceptable to us, or at all. If we are not successful in raising sufficient capital, it could have a material adverse effect on our business, which may require us to significantly curtail or cease our operations.

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



Item 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures: As of March 31, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our sale of $1,350,000 of callable secured convertible notes on February 17, 2006, we issued warrants to purchase 210,938 shares of our common stock to the purchasers of the convertible notes. The warrants have an exercise price of $4.50 and a term of five years.

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

Dated: May 22, 2006

OPTIGENEX INC.
 Registrant

By:      /s/ Anthony Bonelli
         ------------------------------------
         Anthony Bonelli
         Chief Executive Officer
         (Principal Executive Officer)

By:      /s/ Daniel Zwiren
         ------------------------------------
         Daniel Zwiren
         Chief Financial Officer
         (Principal Financial Officer and Principal Accounting Officer)