Form 10QSB
period 2006-06-30
OPTIGENEX INC.
filed 2006-09-20
CIK 1168776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      There were 10,850,234 shares of Common Stock outstanding as of September 15, 2006.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                 OPTIGENEX INC.

                                Table of Contents


PART I      FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements (Unaudited)

                  Condensed Balance Sheet as of June 30, 2006                                                      1

                  Condensed Statements of Operations for the three and six months
                  ended June 30, 2006 and 2005                                                                     2

                  Condensed Statement of Stockholder's Equity (Deficit) for the six months
                  ended June 30, 2006                                                                              3

                  Condensed Statements of Cash Flows for the six months ended June 30, 2006
                  and 2005                                                                                         4

                  Notes to Condensed Financial Statements                                                          5

Item 2.     Management's Discussion and Analysis of Financial Condition                                           13

Item 3.     Controls and Procedures                                                                               22

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                     22

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                                           22

Item 3.     Defaults Upon Senior Securities                                                                       22

Item 4.     Submission of Matters to a Vote of Security Holders                                                   22

Item 5.     Other Information                                                                                     22

Item 6.     Exhibits                                                                                              22

SIGNATURES                                                                                                        23

                          PART 1. FINANCIAL INFORMATION


Item 1. Condensed Financial Statements - Unaudited


                                 OPTIGENEX INC.

                             Condensed Balance Sheet

                                                                              June 30,
                                                                                2006
                                                                           ------------
                                                                            (Unaudited)
ASSETS

Current assets:
   Cash                                                                    $    306,059
   Accounts receivable, net                                                      26,735
   Inventories                                                                2,305,636
   Prepaid expenses and other current assets                                     64,126
                                                                           ------------

      Total current assets                                                    2,702,556

Property and equipment, net                                                      91,441
Intangible assets, net                                                        2,489,945
Other assets                                                                    128,969
                                                                           ------------

Total Assets                                                               $  5,412,911
                                                                           ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable                                                        $    324,853
   Accrued expenses                                                             151,064
   Deferred income                                                               13,525
                                                                           ------------

      Total current liabilities                                                 489,442

Callable secured convertible notes, net of debt discount of $3,179,955,
  including embedded derivative liability                                     5,319,557
Common stock warrants                                                             8,360
                                                                           ------------

      Total liabilities                                                       5,817,359

Stockholders' deficiency:
   Preferred stock - $0.001 par value; 5,000,000 shares authorized, none issued
   Common stock - $0.001 par value; 100,000,000 shares authorized,
      10,850,234 shares issued and outstanding                                   10,850
   Additional paid-in capital                                                18,057,622
   Accumulated deficit                                                      (18,472,920)
                                                                           ------------
      Total stockholders' deficiency                                           (404,448)
                                                                           ------------

Total Liabilities and Stockholders' Deficiency                             $  5,412,911
                                                                           ============

                   See notes to condensed financial statements

                                 OPTIGENEX INC.

                 Condensed Statements of Operations - Unaudited

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                         June 30,
                                                 -----------------------------     -----------------------------
                                                     2006             2005             2006             2005
                                                 ------------     ------------     ------------     ------------
Net sales                                        $     85,178     $      4,043     $    123,784     $    121,339

Cost of sales                                          61,230           15,723           89,255           69,154
                                                 -----------------------------     -----------------------------

Gross profit                                           23,948          (11,680)          34,529           52,185

Selling, general and administrative                   692,542        1,412,577        1,941,992        2,554,793
                                                 -----------------------------     -----------------------------

Loss from operations                                 (668,094)      (1,424,257)      (1,907,463)      (2,502,608)

Other (income) expense:
  Interest expense                                    383,868               --        1,043,940               --
  Equity in loss from joint ventures                   24,556            3,077           38,850           17,144
  Net change in fair value of common stock
      warrants and derivative liability               254,170               --          (84,974)              --
                                                 -----------------------------     -----------------------------


Net loss                                         $ (1,330,688)    $ (1,427,334)    $ (2,905,279)    $ (2,519,752)
                                                 =============================     =============================

Net loss per common share - basic and diluted    $      (0.12)    $      (0.14)    $      (0.27)    $      (0.26)
                                                 =============================     =============================

Weighted average number of common
   shares outstanding - basic and diluted          10,798,586       10,071,543       10,690,013        9,875,717
                                                 =============================     =============================

                   See notes to condensed financial statements

                                 OPTIGENEX INC.

 Condensed Statement of Changes in Stockholders' Equity (Deficiency) - Unaudited


                                                            Common Stock            Additional
                                                   ----------------------------       Paid-in      Accumulated
                                                       Shares         Amount          Capital         Deficit           Total
                                                   ------------    ------------    ------------    ------------     ------------
Balance - December 31, 2005                          10,450,234    $     10,450    $ 17,797,247    $(15,567,641)    $  2,240,056

Conversion of convertible notes to common stock         300,000             300          51,300                           51,600

Issuance of common stock for services                   100,000             100          12,900                           13,000

Issuance of stock options to employees and
consultants                                                                             196,175                          196,175


Net loss                                                     --              --              --      (2,905,279)      (2,905,279)
                                                   ------------    ------------    ------------    ------------     ------------

Balance - June 30, 2006                              10,850,234    $     10,850    $ 18,057,622    $(18,472,920)    $   (404,448)
                                                   ============    ============    ============    ============     ============

                   See notes to condensed financial statements

                                 OPTIGENEX INC.

                 Condensed Statements of Cash Flows - Unaudited

                                                                   Six Months Ended
                                                                       June 30,
                                                             ---------------------------
                                                                 2006            2005
                                                             -----------     -----------
Cash flows from operating activities:
   Net loss                                                  $(2,905,279)    $(2,519,752)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation                                              25,393          23,858
        Amortization of intangibles                              103,252         114,272
        Amortization of debt discount                            580,844              --
        Amortization of deferred financing costs                  19,723              --
        Stock-based compensation                                 209,175          39,320
        Non-cash financing costs                                 321,094              --
        Equity in loss from joint venture                         38,850          17,144
        Income from change in value of warrants
                 and embedded derivative liability               (84,974)             --
   Changes in operating assets and liabilities:
      Decrease in accounts receivable                             67,510          23,986
      Increase in inventories                                   (301,858)        (45,131)
      (Increase) decrease in prepaid expenses and other
                 current assets                                  106,530         (33,107)
      Decrease in accounts payable                               (71,147)       (283,037)
      Increase in accrued expenses                                31,344           3,732
      Increase (decrease) in deferred income                      (8,511)          5,329
                                                             -----------     -----------
           Net cash used in operating activities              (1,868,054)     (2,653,386)
                                                             -----------     -----------

Cash flows from investing activities:
   Patent costs                                                  (14,621)        (19,117)
   Purchases of property and equipment                                --          (5,832)
   Investment in joint venture                                    (5,000)             --
                                                             -----------     -----------

           Net cash used in investing activities                 (19,621)        (24,949)
                                                             -----------     -----------

Cash flows from financing activities:
   Proceeds from the sale of convertible notes                 1,350,000              --
   Principal payments under convertible notes                   (115,555)             --
   Proceeds from the issuance of common stock                  1,861,721
   Deferred financing costs                                      (10,000)             --
                                                             -----------     -----------
           Net cash provided by financing activities           1,224,445       1,861,721
                                                             -----------     -----------

Net increase (decrease) in cash                                 (663,230)       (816,614)
Cash - beginning of period                                       969,289       1,196,568
                                                             -----------     -----------
Cash - end of period                                         $   306,059     $   379,954
                                                             ===========     ===========

Supplemental schedule of cash flow information:
  Cash paid for interest                                     $   126,983

Supplemental schedule of non-cash investing and financing activities:

  Debt discount in connection with recording
    value of embedded derivative liability                   $ 1,350,000
  Allocation of convertible note proceeds to warrants        $    21,094
  Common stock issued in connection with conversion of
     convertible notes                                       $    51,600


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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The unaudited condensed interim financial statements for the six month periods ended June 30, 2006 and 2005 include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

The results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results of operations expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2005 and for the year then ended and the notes thereto, which are contained in the Company's Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Certain items in the June 30, 2005 income statement have been reclassified to conform to the 2006 presentation.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

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

OPTIGENEX INC.
Notes to Condensed Financial Statements - Unaudited

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the three and six months ended June 30, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

The following table illustrates the effect on net loss for the three and six months ended June 30, 2005 as if we had applied the fair value method to our stock-based compensation:

                                               Three Months    Six Months
                                                  Ended           Ended
                                              June 30, 2005   June 30, 2005
                                               ---------------------------
Reported net loss                              $(1,427,334)    $(2,519,752)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                      (99,793)       (130,586)
                                               ---------------------------

Proforma net loss                              $(1,527,127)    $(2,650,338)
                                               ===========================

Reported  net  loss per  share - basic  and
diluted                                        $     (0.14)    $     (0.26)
                                               ===========================

Proforma  net  loss per  share - basic  and
diluted                                        $     (0.15)    $     (0.27)
                                               ===========================

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

Note 2. Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, consisting of options and warrants outstanding are shown in the table below:

Potential common stock consists of the following:

At June 30,                                 2006          2005
-----------                              ----------    ----------
Stock options                             4,101,605     3,463,395
Common stock warrants                       891,918       209,118
Common stock issuable upon
  conversion of convertible notes (1)    63,880,750
                                         ----------    ----------
Total                                    68,874,273     3,672,513

(1) At June 30, 2006, the Company had $3,832,845 of Callable Secured Convertible Notes outstanding. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. At June 30, 2006, the Notes would have been convertible into shares of the Company's common stock at a price of $0.06. See
Note 6 for a complete discussion of the Callable Secured Convertible Notes.

The potential common stock has not been included in the computation of diluted loss per share, as the effect would be anti-dilutive.

OPTIGENEX INC.
Notes to Condensed Financial Statements - Unaudited

Note 3. Inventories

Inventories consisted of the following components at June 30, 2006:

Raw materials     $1,968,332
Finished goods       337,304
                  ----------
                  $2,305,636
                  ==========


Note 4. Stockholders' Equity

On February 14, 2006, the Note Holders converted a total of $30,000 of Convertible Notes into 150,000 shares of the Company's common stock at a price of $0.20 per share.

On February 28, 2006, the Note Holders converted a total of $21,600 of Convertible Notes into 150,000 shares of the Company's common stock at a price of $0.144 per share.

On May 18, 2006, the Company issued 100,000 shares to its law firm in exchange for services rendered. The fair market value of the shares on the date of issuance was $0.13 and accordingly, the Company recorded stock based compensation expense of $13,000. These shares were issued pursuant to an effective registration statement on Form S-8.

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

During 2005, the Company sold approximately $26,000 of products to PMO. The Company records as deferred income, the profit from any sales it makes to PMO until such time that the products are resold by PMO to an independent third party. At June 30, 2006, deferred income related to sales to PMO was $7,837. The Company accounts for its investment in PMO under the equity method. For the six months ended June 30, 2006, PMO had a net loss of $20,682 and accordingly, the Company's 50% share of PMO's net loss was $10,341.

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

In 2005, the Company manufactured and sold a nutritional supplement known as Avatar 8 to Prometheon. Total sales to Prometheon in 2005 were approximately $27,000. The Company records as deferred income, the profit from any sales it makes to Prometheon until such time that the products are resold by Prometheon to an independent third party. At June 30, 2006, deferred income related to sales to Prometheon was $5,688. The Company accounts for its investment in Prometheon under the equity method. For the six months ended June 30, 2006, Prometheon had a net loss of $57,018 and accordingly, the Company's 50% share of Prometheon's net loss was $28,509.

In June 2006, the Company advanced an additional $5,000 in cash to Prometheon for working capital purposes.

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

As a result of the conversions and principal payments made under the Notes the outstanding principal balance of the Notes at June 30, 2006 was $3,832,845.

The Company is required to measure the fair value of the warrants and the embedded conversion feature on the date of each reporting period. The effect of this re-measurement will be to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, the Company measured the fair value of the warrants at June 30, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.10, exercise price of warrants $4.50, risk-free interest rate of 5.2%, expected volatility of 100%, and an expected life of 4.3 years. This resulted in a fair market value for the warrants of $8,360 at June 30, 2006. The decrease in the fair market value of the warrants resulted in non-cash other income of $12,497 for the three months ended June 30, 2006.

The Company measured the fair value of the embedded conversion feature at June 30, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.10, exercise price of $0.06 which represents a 40% discount to the market price on June 30, 2006; risk-free interest rate of 5.2%, expected volatility of 100% and an expected life of 2.25 years. This resulted in a fair market value for the embedded conversion feature of $4,666,667. The increase in the fair market value of the embedded conversion feature of resulted in non-cash expense of $266,667. Accordingly, the Company recorded non-cash other expense of $254,170 in the quarter ended June 30, 2006 related to the net change in the fair market value of the common stock warrants and embedded derivative liability.

OPTIGENEX INC.
Notes to Condensed Financial Statements - Unaudited

A summary of the Callable Secured Convertible Notes at June 30, 2006 is as follows:

Callable Secured Convertible Notes; 8% per annum;
  due August 31, 2008                                         $ 1,132,845

Callable Secured Convertible Notes; 8% per annum;
  due October 19, 2008                                        $ 1,350,000

Callable Secured Convertible Notes; 8% per annum;
  due February 17, 2009                                       $ 1,350,000

Debt Discount, net of accumulated amortization of $820,045     (3,179,955)

Embedded Derivative Liability                                   4,666,667
                                                              -----------

Total                                                         $ 5,319,557
                                                              ===========

The Company did not pay approximately $55,000 of interest related to the convertible notes which was due on June 30, 2006. This amount is included in accrued expenses at June 30, 2006.

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

The fair value of each option award is estimated on the date of each option grant using the Black-Scholes option valuation model using the assumptions noted in the following table. Because the Company's common stock has only traded publicly since April 2005, the expected volatility for the three and six months ended June 30, 2006 was estimated based on a sampling of similar size companies. The Company has limited history by which to estimate the expected holding period of the options, and therefore, has estimated that the expected holding period for all stock options granted is equal to the contractual life of the option. As a result of the adoption of FASB 123R, the Company has recorded stock based compensation expense related to employee stock options of $182,675 for the six months ended June 30, 2006.

                                Three months
                                   ended
                                  June 30,
                              --------------
                              2006      2005
                              ----      ----
Expected life (in years)        5       2-5
Risk-free interest rate       5.2%      4.0%
Volatility                    100%     0-50%
Dividend yield                None      None

The following table summarizes the stock option activity for the six months ended June 30, 2006:

                                                       Weighted
                                                        Average
                                           Number of   Exercise    Aggregate
                                            Options      Price  Intrinsic Value
                                          ----------     -----  ---------------
Outstanding at December 31, 2005           3,301,605     $2.73
   Granted                                 1,600,000     $0.54
   Exercised                                      --                      --
   Forfeited/Cancelled                      (800,000)    $1.42
                                          ----------     -----    ----------
Outstanding at June 30, 2006               4,101,605     $2.12    $    2,352
Exercisable at June 30, 2006               3,551,605     $2.31    $    2,352
Vested  and  expected  to vest at June
30, 2006                                   4,101,605     $2.12    $    2,352

OPTIGENEX INC.
Notes to Condensed Financial Statements - Unaudited

A summary of the status of the Company's non-vested stock options as of June 30, 2006, and of changes during the six months ended June 30, 2006, is presented below:

                                             Weighted
                                              Average
                                Number of     Option
                                 Options       Price
                                --------     --------
Non-vested at December 31,       225,000     $   2.71
2005

   Granted                       750,000     $   1.02

   Vested                       (175,000)    $   3.00

   Forfeited/Cancelled          (250,000)    $   1.40
                                --------     --------
Outstanding at June 30, 2006     550,000     $   0.94
                                ========     ========

As of June 30, 2006, there was $33,393 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average life of 1.5 years.

The weighted average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $0.06 and $0.92, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $0.08 and $0.83, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

                            Options Outstanding                    Options Exercisable
                   -----------------------------------------    ---------------------------
                                  Weighted
                                   average         Weighted
                                  remaining        exercise                      Weighted
                      Number     contractual       average         Number     average exercise
Exercise prices    outstanding   life (years)       price       exercisable        price
---------------    -----------   -----------    ------------    ----------    -------------
         $0.001          9,210          2.41          $0.001         9,210           $0.001
          $0.01         16,000          3.25           $0.01        16,000            $0.01
          $0.13        500,000          4.67           $0.13       500,000            $0.13
          $0.30        100,000          2.90           $0.30        50,000            $0.30
          $1.00        777,000          1.50           $1.00       277,000            $1.00
          $2.00        259,395          1.58           $2.00       259,395            $2.00
          $3.00      2,440,000          3.17           $3.00     2,440,000            $3.00
---------------     ----------   -----------    ------------    ----------    -------------
 $0.001 - $3.00      4,101,605          2.93           $2.12     3,551,605            $2.31
===============     ==========   ===========    ============    ==========    =============

Note 8. Subsequent Event

On September 15, 2006, the Company entered into a Securities Purchase Agreement with four accredited investors ("Note Holders") for the sale of $515,000 in Callable Secured Convertible Notes (the "Notes") and warrants to purchase 100,000,000 shares of its common stock. The Notes bear interest at 8.0% and have a maturity date of three years from the date of issuance. The Company is not required to make any principal payments during the term of the Notes. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $0.10 per share ("Fixed Conversion Price") or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the Notes is due upon the occurrence of an event of default. Interest on the Notes is paid quarterly in arrears.

The warrants are exercisable for a period of seven years from the date of issuance and have an exercise price of $0.10 per share. In addition, the conversion price of the Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price of $0.10, with the exception of any shares of common stock issued in connection with the Notes. The conversion price of the Notes and the exercise price of the warrants may also be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the Note Holders' position. The Note Holders have contractually agreed to restrict their ability to convert their Notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Note Holders and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Note Holders demand registration rights with respect to shares of common stock underlying the Notes and a security interest in substantially all of the Company's assets. The Company has the right to prepay the entire outstanding balance of the Convertible Notes under certain circumstances at a premiums ranging from 35% to 50%. The Company also has the right to prepay a portion of the Notes ("Partial Call Option") each month in an amount equal to 104% of the then outstanding principal balance divided by 36, plus one month's interest. This partial call option has the effect of preventing the Note Holders from converting their Notes into shares of the Company's common stock in the succeeding month. The accounting treatment for the Notes will be similar to the accounting treatment for the Company's existing Notes as more fully described in Note 6.

OPTIGENEX INC.
Notes to Condensed Financial Statements - Unaudited

Note 9. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and a stockholders' deficiency which raises substantial doubt about its ability to continue as a going concern. In the event that the Company's operations do not generate sufficient cash flow in the future, the Company will need to obtain additional debt or equity capital. There can be no assurances that the Company will be successful in raising additional debt or equity capital on terms acceptable to the Company or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Developments

Sale of Callable Secured Convertible Notes

On September 15, 2006, we entered into a Securities Purchase Agreement with four accredited investors ("Note Holders") for the sale of $515,000 in Callable Secured Convertible Notes (the "Notes") and warrants to purchase 100,000,000 shares of our common stock. The Notes bear interest at 8.0% and mature on September 15, 2009. We are not required to make any principal payments during the term of the Notes. The Notes are convertible into shares of our common stock at the Note Holders' option, at the lower of (i) $0.10 per share ("Fixed Conversion Price") or (ii) 60% of the average of the three lowest intra-day trading prices for our common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the Notes is due upon the occurrence of an event of default. Interest on the Notes is paid quarterly in arrears.

The warrants are exercisable for a period of seven years from the date of issuance and have an exercise price of $0.10 per share. In addition, the conversion price of the Notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price of $0.10, with the exception of any shares of common stock issued in connection with the Notes. The conversion price of the Notes and the exercise price of the warrants may also be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of our common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in the dilution of the Note Holders' position. The Note Holders have contractually agreed to restrict their ability to convert their Notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by the Note Holders and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the Note Holders demand registration rights and a security interest in all of our assets. We have the right to prepay the entire outstanding balance of the Convertible Notes under certain circumstances at premiums ranging from 35% to 50%. We also have the right to prepay a portion of the Notes ("Partial Call Option") each month in an amount equal to 104% of the then outstanding principal balance divided by 36, plus one month's interest. This partial call option has the effect of preventing the Note Holders from converting their Notes into shares of the Company's common stock in the succeeding month.

Management Changes

As previously reported on Form 8-K filed with the Securities and Exchange Commission on August 24, 2006, Anthony Bonelli voluntarily resigned his position as President, Chief Executive Officer and Director of our Company on August 23, 2006.

On September 14, 2006, our Board of Directors appointed Dan Zwiren, our current Chief Financial Officer, to the additional positions of President and Chief Executive Officer.

Overview

We develop and market proprietary products that are designed to counter the negative effects of aging by supporting the body's natural ability to repair and maintain its DNA. Our patented compound AC-11 is a bioactive form of the medicinal herb known as Uncaria tomentosa which is indigenous to the Amazon rainforest and other tropical areas of South and Central America. AC-11 is manufactured for us by the Centroflora Group of Sao Paulo, Brazil, using a patented process which we own that delivers a standardized, water soluble extract. This manufacturing takes place in a facility utilizing equipment that we own. This facility complies with worldwide, voluntary standards for quality management.

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

We sell Activar AC-11, an oral nutritional supplement, direct to the consumer primarily through our Internet website www.AC-11.com. We do not sell Activar AC-11 through traditional wholesale or retail outlets. Activar AC-11 is a once daily capsule containing 350 mg of AC-11 with a suggested retail price of $29.95 for a one month supply. To increase consumer awareness of the benefits of Activar AC-11, we advertised the product in various magazines such as Glamour, Self and Allure in the first quarter of 2006. Activar AC-11 is manufactured for us by Garden State Nutritionals in New Jersey.

We sell AC-11 as a bulk ingredient to companies in the nutraceutical, cosmeceutical, personal care, skin care and hair care industries. We continue to be highly dependent on a small base of customers that purchase bulk AC-11 as an ingredient and as such, these customers make purchases from us only when required to do so in connection with their manufacturing schedule. We do not have an in-house sales force and as such, we rely on independent commissioned sales people to introduce us to potential new customers.

In the third quarter of 2005, we commenced development of a line of proprietary topical skin care products which contain AC-11 as an active ingredient. These skin care products which consist of a day cream, night cream and eye cream are marketed under the brand name "Activar Skin Renewal System". These products contain AC-11 as an ingredient and are designed to repair damage to the skin from multiple causes including; exposure to ultraviolet rays, stress and pollution while enhancing skin elasticity, and reducing wrinkles and other visible signs of aging. These products are intended to appeal to a targeted demographic audience which includes women ages 30 and over. The Activar Skin Renewal System is manufactured for us by Celmark, a division of Garden State Nutritionals.

In March 2006, we began test marketing our skin care products direct to the consumer through a celebrity endorsed, 30-minute television infomercial. This infomercial cost approximately $400,000 to produce. Based on the initial test marketing results, we determined that the infomercial needed to be modified and subsequently re-tested. We spent approximately $50,000 to reproduce certain portions of the infomercial and we began testing the modified program in April. We purchased media time on various over -the-air and cable TV channels in a variety of local, regional and national markets. After evaluating the results of the revised infomercial, we determined that the level of product sales which were achieved did not warrant the expenditure of additional funds to purchase media time. As a result, we discontinued the airing of the infomercial in June 2006.

We plan to seek other wholesale channels of distribution for our nutritional supplement, bulk AC-11 and skin care products such as multi-level marketing organizations and distribution networks both domestically and in certain international markets.

Joint Ventures

PMO Products Inc.

In November 2004, we entered into a joint venture with the two principals of Pierre Michel Salon, a leading New York City based hair salon to develop and market a line of professional hair care products that contain AC-11 as an ingredient. We contributed $25,000 in cash for a 50% ownership interest in a newly formed corporation named PMO Products Inc., a New York corporation ("PMO"). The two principals of Pierre Michel Salon contributed in the aggregate $25,000 in cash for their 50% ownership interest. We sell bulk AC-11 to PMO which in turn utilizes it in the formulation and manufacturing of six products. In August 2005, PMO began selling these products exclusively to the Pierre Michel Salon in New York City. The joint venture partners share equally in the net income or net loss generated by PMO however, PMO does not participate in any of the profits generated from the retail sales of the products at the Pierre Michel Salon.

During 2005, we sold approximately $26,000 of products to PMO. We record as deferred income, the profit from any sales we make to PMO until such time that the products are resold by PMO to an independent third party. At June 30, 2006, deferred income related to sales to PMO was $7,837. We account for our investment in PMO under the equity method. For the six months ended June 30, 2006, PMO had a net loss of $20,682 and accordingly, our 50% share of PMO's net loss was $10,341.

Prometheon Labs LLC

In September 2005, we contributed $40,000 in cash for a 50% ownership interest in Prometheon Labs LLC, ("Prometheon") a New York limited liability company which was formed for the purpose of developing and marketing an oral nutritional supplement containing our ingredient AC-11. Our joint venture partner Prometheon Holding LLC, contributed $40,000 in cash for its 50% ownership interest in Prometheon Labs. The joint venture partners share equally in the net income or net loss generated by Prometheon.

In 2005, we manufactured and sold a nutritional supplement known as Avatar 8 to Prometheon. Total sales to Prometheon in 2005 were approximately $27,000. We record as deferred income, the profit from any sales we make to Prometheon until such time that the products are resold by Prometheon to an independent third party. At June 30, 2006, deferred income related to sales to Prometheon was $5,688. We account for our investment in Prometheon under the equity method. For the six months ended June 30, 2006, Prometheon had a net loss of $57,018 and accordingly, the Company's 50% share of Prometheon's net loss was $28,509.

In June 2006, we advanced an additional $5,000 in cash to Prometheon for working capital purposes.

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

Accounts Receivable and Bad Debt Expense

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for doubtful accounts. We estimate bad debt expense based upon past experience related to specific customers' ability to pay and current economic conditions. At June 30, 2006, our allowance for doubtful accounts was approximately $37,000.

Inventory

Our inventories are stated at the lower of cost, determined by the average cost method, or market. Our inventories consists of (i) raw materials that we purchase from a sole supplier in Brazil; (ii) our proprietary compound known as AC-11 which is manufactured in Brazil; and (iii) our line of nutritional supplement and skin care products that are produced for us by a contract manufacturer in the United States. We periodically review our inventories for evidence of spoilage and/or obsolescence and we remove these items from inventory at their carrying value.

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

For our nutritional supplement and skin care products, we provide a 100% money back guarantee on all unopened and undamaged products that are returned to us within 60 days of purchase. For our skin care products we offer an unconditional 100% money back guarantee. We estimate an allowance for product returns at the time of shipment based on historical experience. We monitor our estimates on an ongoing basis and we may revise our allowance for product returns to reflect recent experience. To date, we have not made any significant changes in our allowance for returns. Products returned as a result of damage incurred during shipment are replaced at our cost. We do not estimate an allowance for returns due to damage as historically the level of returns has been negligible. For our bulk sales of AC-11, our standard return policy provides for a reimbursement of the full purchase price for any bulk AC-11 that does not conform with the stated specifications. We must receive notification of a return request within 30 days from the date that the customer accepts delivery.

We sell bulk AC-11 to PMO Products Inc. and Prometheon Labs, each of which we own a 50% equity interest in. These companies utilize the AC-11 as an ingredient in the products that they manufacture and sell. At the time of sale, we record revenue in an amount equal to our actual cost and we defer the profit, if any, from the sale until such time that it is determined that the products containing the AC-11 have been sold to an independent third party. This deferred income is recorded as a liability. As of June 30, 2006, we have recorded deferred income of $13,525.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2006 and 2005

Revenues

Our revenues are derived from the sale of our nutritional supplement product Activar AC-11 and our line of proprietary skin care products known as the Activar Skin Renewal System. We also sell AC-11 as a bulk ingredient to other companies in the nutritional supplement and cosmeceutical industries who utilize it in their own proprietary products. We sell Activar AC-11 direct to consumers through our Internet website www.AC-11.com. During the three months ended June 30, 2006, we commenced selling the Activar Skin Renewal System via a 30-minute television infomercial.

Net sales for the quarter ended June 30, 2006 were $85,178 compared to net sales of $4,043 for the quarter ended June 30, 2005, an increase of $81,135. Our net sales are summarized in the following table:

                                         Three Months Ended
                                             June 30,              $           %
                                      --------------------
                                         2006       2005       Inc/(Dec)   Inc/(Dec)
                                      --------    --------     --------     ------
Nutritional Supplements:
   Activar AC-11                      $ 12,412    $ 11,642     $    770        6.6%

   Age Manager *                            --       9,391       (9,391)    (100.0%)

   Age Manager Pro *                        --       7,418       (7,418)    (100.0%)
                                      --------    --------     --------     ------
Total Nutritional Supplements           12,412      28,451      (16,039)     (56.4%)

   Bulk AC-11                           22,300     (32,779)      55,079         NA

   Activar Skin Renewal System          43,452          --       43,452         NA

   Other                                 7,014       8,371       (1,357)     (16.2%)
                                      --------    --------     --------     ------
Total Revenue                         $ 85,178    $  4,043     $ 81,135     2006.8%
                                      ========    ========     ========     ======

* Products were discontinued in December 2005

Net supplement sales decreased $16,039 or approximately 56% in 2006 compared to 2005 due to the discontinuation of Age Manager and Age Manager Pro.

Sales of bulk AC-11 increased $55,079 in 2006 compared to 2005. This increase was due primarily to the effect of a return of a large sale made to one customer in 2005. In the second quarter of 2005, we accepted the return of a $47,000 order that was recorded as a sale in the first quarter of 2005. This return was accepted outside of our standard 30 day period. Since our inception, this is the only return that we have accepted for bulk AC-11. We accepted this return to accommodate a new customer that intended to utilize AC-11 as an ingredient in a number of products that it is developing. The customer accepted delivery of the product and pursuant to the terms and conditions contained in our bill of sale, a bona-fide sale was deemed to have occurred. Subsequent to this sale and after the 30-day return period, the customer notified us that it had conducted its own internal testing of the chemical composition of the AC-11 and that certain chemical byproducts appeared to exceed levels acceptable to the customer. Upon our approval of the return, the customer shipped the AC-11 to us and requested that we prepare and send them a modified sample of AC-11 that would conform to their acceptable levels.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing bulk AC-11 and our nutritional supplement and skin care products that contain AC-11. Cost of sales was $61,230 and $15,723 for the three months ended June 30, 2006 and 2005, respectively. Gross profit in 2006 was $23,948 or 28.1% of sales compared to a gross loss of $11,680 in 2005. The gross loss was due primarily to the effect of the product return discussed above.

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

                                            Three Months Ended
                                                 June 30,                $            %
                                            2006          2005       Inc/(Dec)    Inc/(Dec)
                                        ----------    ----------    ----------    ---------
Employee compensation and benefits      $  170,895    $  406,348    $ (235,453)    (57.9%)

Marketing, advertising and promotion       115,382       226,906      (111,524)    (49.1%)

Research and development                    19,550        70,591       (51,041)    (72.3%)

Consulting  and  other  professional
services                                    27,730       149,740      (122,010)    (81.5%)

Legal and accounting                       164,727       327,567      (162,840)    (49.7%)

General and administrative                  64,252       102,473       (38,221)    (37.3%)

Occupancy                                   34,497        42,291        (7,794)    (18.4%)

Stock based compensation                    20,625        18,860         1,765       9.3%

Depreciation and amortization               74,384        67,801         6,583       9.7%
                                        ----------    ----------    ----------     -----

       Total SG&A                       $  692,042    $1,412,577    $ (720,535)    (51.0%)
                                        ==========    ==========    ==========     =====

In total, SG&A expenses decreased $720,535 or 51% from $1,412,577 in 2005 to $692,042 in 2006. Specific areas where costs decreased in 2006 were (i) employee compensation, (ii) marketing, advertising and promotion, (iii) research and development, (iv) consulting and other professional services and; (v) legal and accounting.

Employee compensation expense decreased $235,453 or approximately 58% in 2006 compared to 2005. This decrease is due to a reduction in the number of full-time employees from seven in 2005 to three in 2006.

Marketing, advertising and promotion expenses decreased $111,524 or approximately 49% in 2006 compared to 2005. This decrease is due to a reduction in the number of marketing, branding and public relations consultants that were retained in 2005.

Research and development expenses decreased $51,041 or approximately 72% in 2006 compared to 2005. This decrease was due to higher product development costs in 2005 and costs related to services provided by scientific advisors in 2005.

Consulting and other professional services decreased $122,010 or approximately 82% in 2006 compared to 2005. A majority of this decrease is due to the fact that in 2005, we engaged the services of consultants in the areas of strategic planning, mergers and acquisitions, investor relations and business development.

Legal and accounting expenses decreased $162,840 or approximately 50% in 2006 compared to 2005. In 2005, we incurred legal fees related to a proposed acquisition that was never consummated and legal fees related to litigation in which we were the plaintiff.

Interest Expense

Interest expense in 2006 was $383,868. We did not incur interest expense in 2005. Of the total, approximately $307,000 was non-cash interest expense resulting from the accounting treatment of our convertible notes. We did not pay approximately $55,000 of interest related to our convertible notes which was due on June 30, 2006. This amount is included in accrued expenses at June 30, 2006.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, the Company recorded non-cash other expense of $254,170 in the quarter ended June 30, 2006 related to the increase in the fair market value of the warrants and embedded derivative liability.

Net Loss

Net loss for the three months ended June 30, 2006 was $1,330,688 or $0.12 per share, compared to $1,427,334 or $0.14 for the three months ended June 30, 2005.

Comparison of Six Months Ended June 30, 2006 and 2005

Revenues

Our revenues are derived from the sale of our nutritional supplement product Activar AC-11 and our line of proprietary skin care products known as the Activar Skin Renewal System. We also sell AC-11 as a bulk ingredient to other companies in the nutritional supplement and cosmeceutical industries who utilize it in their own proprietary products. We sell Activar AC-11 direct to consumers through our Internet website www.AC-11.com. During the three months ended June 30, 2006, we commenced selling the Activar Skin Renewal System via a 30-minute television infomercial.

Net sales for the six months ended June 30, 2006 were $123,784 compared to net sales of $121,339 for the six months ended June 30, 2005, an increase of $2,445 or 2%. Our net sales are summarized in the following table:

                                     Six Months Ended
                                         June 30,             $           %
                                       ---------------
                                     2006       2005      Inc/(Dec)   Inc/(Dec)
                                  --------    --------    --------     -----
Nutritional Supplements:
   Activar AC-11                  $ 25,043    $ 25,215    $   (172)     (0.7%)

   Age Manager *                        --      27,672     (27,672)    (100.0%)

   Age Manager Pro *                    --      18,846     (18,846)    (100.0%)
                                  --------    --------    --------     -----
Total Nutritional Supplements       25,043      71,733     (46,690)    (65.1%)

   Bulk AC-11                       42,825      36,839       5,986      16.2%

   Activar Skin Renewal System      43,452          --      43,452        NA

   Other                            12,464      12,767        (303)     (2.4%)
                                  --------    --------    --------     -----

Total Revenue                     $123,784    $121,339    $  2,445       2.0%
                                  ========    ========    ========     =====

* Products were discontinued in December 2005

Net supplement sales decreased $46,690 or approximately 65% in 2006 compared to 2005 due to the discontinuation of Age Manager and Age Manager Pro. Sales of bulk AC-11 increased $5,986 or approximately 16% in 2006 compared to 2005.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing bulk AC-11 and our nutritional supplement and skin care products that contain AC-11. Cost of sales was $89,255 and $69,154 for the six months ended June 30, 2006 and 2005, respectively. Gross profit in 2006 was $34,529 or 27.9% of sales compared to a gross profit of $52,185 or 43.0% in 2005. The decrease in gross profit as a percentage of sales in 2006 was due primarily to the discontinuation of two nutritional supplement products Age Manager and Age Manager Pro. These products carried a higher gross margin than Activar AC-11.

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

                                            Six Months Ended
                                                 June 30,                $            %
                                            2006         2005        Inc/(Dec)    Inc/(Dec)
                                        ----------    ----------    ----------     -----
Employee compensation and benefits      $  385,785    $  759,030    $ (373,245)    (49.2%)

Marketing, advertising and promotion       443,335       369,713        73,622      19.9%

Research and development                    70,555       177,801      (107,246)    (60.3%)

Consulting  and  other  professional
services                                   135,670       299,592      (163,922)    (54.7%)

Legal and accounting                       332,761       450,707      (117,946)    (26.2%)

General and administrative                 130,269       211,196       (80,927)    (38.3%)

Occupancy                                   86,075       110,916       (24,841)    (22.4%)

Stock based compensation                   209,175        39,320       169,855     432.8%

Depreciation and amortization              148,367       136,518        11,849       8.7%
                                        ----------    ----------    ----------     -----

       Total SG&A                       $1,941,992    $2,554,793    $ (612,801)    (24.0%)
                                        ==========    ==========    ==========     =====

In total, SG&A expenses decreased $612,801 or 24% from $2,554,793 in 2005 to $1,941,992 in 2006. Specific areas where costs decreased in 2006 were (i) employee compensation, (ii) research and development, (iii) consulting and other professional services and; (iv) legal and accounting.

Areas where costs increased in 2006 compared to 2005 were (i) marketing, advertising and promotion and (ii) stock based compensation.

Employee compensation expense decreased $373,245 or approximately 49% in 2006 compared to 2005. This decrease is due to a reduction in the number of full-time employees from seven in 2005 to three in 2006.

Research and development expenses decreased $107,246 or approximately 60% in 2006 compared to 2005. This decrease was due to higher product development costs in 2005 and costs related to services provided by scientific advisors in 2005.

Consulting and other professional services decreased $163,922 or approximately 55% in 2006 compared to 2005. A majority of this decrease is due to the fact that in 2005, we engaged the services of consultants in the areas of strategic planning, mergers and acquisitions, investor relations and business development.

Legal and accounting expenses decreased $117,946 or approximately 26% in 2006 compared to 2005. In 2005, we incurred legal fees related to a proposed acquisition that was never consummated and legal fees related to litigation in which we were the plaintiff.

Marketing, advertising and promotion expenses increased $73,622 or approximately 20% in 2006 compared to 2005. During 2006, we incurred increased costs related to the production of our TV infomercial and the purchase of media time. These costs increases were partially offset by decreased costs related to the reduction in the number of marketing, branding and public relations consultants that were retained in 2005.

Stock based compensation expense increased $169,855 or approximately 433% in 2006 compared to 2005. In 2006, we began expensing the fair market value of stock options issued to employees pursuant to FASB 123R.

Interest Expense

Interest expense in 2006 was $1,043,940. We did not incur interest expense in 2005. Of the total, approximately $902,000 was non-cash interest expense resulting from the accounting treatment of our convertible notes. We did not pay approximately $55,000 of interest related to our convertible notes which was due on June 30, 2006. This amount is included in accrued expenses at June 30, 2006.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, the Company recorded non-cash other income of $84,974 for the six months ended June 30, 2006 related to the decrease in the fair market value of the warrants and embedded derivative liability.

Net Loss

Net loss for the six months ended June 30, 2006 was $2,905,279 or $0.27 per share, compared to $2,519,752 or $0.26 for the six months ended June 30, 2005.


LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations and stockholders' deficit as of June 30, 2006, our current rate of cash consumption and the uncertainty of liquidity related initiatives described below, there is substantial doubt as to our ability to continue as a going concern. Future losses are likely to continue unless we successfully implement our business plan. At June 30, 2006, we had cash of approximately $306,000 and net working capital of approximately $2,213,000. Excluding approximately $2,306,000 of inventory, we have a net working capital deficit of approximately $93,000. As of that same date, we had approximately $489,000 in current liabilities.

On September 15, 2006, we entered into a Securities Purchase Agreement with four accredited investors ("Note Holders") for the sale of $515,000 in Callable Secured Convertible Notes (the "Notes") and warrants to purchase 100,000,000 shares of our common stock. The Notes bear interest at 8.0% and mature on September 15, 2009. We received net proceeds of $489,800 after the payment of $25,200 in transaction costs. We are not required to make any principal payments during the term of the Notes. The Notes are convertible into shares of our common stock at the Note Holders' option, at the lower of (i) $0.10 per share ("Fixed Conversion Price") or (ii) 60% of the average of the three lowest intra-day trading prices for our common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the Notes is due upon the occurrence of an event of default. Interest on the Notes is paid quarterly in arrears.

The warrants are exercisable for a period of seven years from the date of issuance and have an exercise price of $0.10 per share. In addition, the conversion price of the Notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price of $0.10, with the exception of any shares of common stock issued in connection with the Notes. We have the right to prepay the entire outstanding balance of the Convertible Notes under certain circumstances at premiums ranging from 35% to 50%. We also have the right to prepay a portion of the Notes ("Partial Call Option") each month in an amount equal to 104% of the then outstanding principal balance divided by 36, plus one month's interest. This partial call option has the effect of preventing the Note Holders from converting their Notes into shares of the Company's common stock in the succeeding month.

As of September 18, 2006, we have an aggregate of $4,347,845 of Notes outstanding, which may hinder our ability to raise additional debt or equity capital. In addition, we have granted a security interest in substantially all of our assets to the holders of the Notes. We anticipate that the full amount of the Notes will be converted into shares of our common stock, however, if we were required to repay all or a portion of the outstanding balance of the Notes in cash due to the occurrence of an event of default, we would be required to raise additional funds in the event that we do not have sufficient cash available. There can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. If we were to seek asset based financing, we would need the approval of the existing Note Holders which we may not receive. Any additional equity financing may involve substantial dilution to our then existing shareholders. Consequently, if we were unable to repay the Notes, the Note Holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

The major component of our operating plan for 2006 was the introduction of a new line of proprietary skin care products known as the "Activar Skin Renewal System." This product line consists of two skin creams (day and night) and a topical eye cream. In March 2006, we began test marketing these skin care products direct to the consumer through a celebrity endorsed, 30-minute television infomercial. This infomercial cost approximately $400,000 to produce. Based on the initial test marketing results, we determined that the infomercial needed to be modified and subsequently re-tested. We spent approximately $50,000 to reproduce certain portions of the infomercial and we began testing the modified program in April. We purchased media time on various over -the-air and cable TV channels in a variety of local, regional and national markets. After evaluating the results of the revised infomercial, we determined that the level of product sales which were achieved, did not warrant the expenditure of additional funds to purchase media time. As a result, we discontinued the airing of the infomercial in June 2006.

We plan to seek other channels of wholesale distribution for our nutritional supplement, bulk AC-11 and skin care products such as multi-level marketing organizations and other distribution networks both domestically and in certain international markets. Future sales generated from our products will depend on numerous factors including the degree to which consumers' perceive that these products offer superior benefits compared to other more established brands. If consumers do not believe that our products offer benefits commensurate with the purchase price, our sales may suffer.

We maintain high levels of inventory relative to our historical product sales. We intend to aggressively market our existing inventory of skin care products and bulk AC-11 in order to convert this inventory into cash. The shelf life of our bulk AC-11 is approximately three years from the date of processing. The majority of our bulk AC-11 inventory expires in 2007. While we believe that we currently have sufficient inventory of bulk AC-11 on hand to meet expected demand, if we do not sell the product prior to its stated expiration date, we will incur a write-off. We are unable to predict the likelihood at this time of a write-down related to our bulk inventory. Additionally, if any products are discontinued, we will be forced to write down our inventory as well as the intellectual property related to those products.

Given our limited cash on hand, we have taken steps to decrease the amount of cash required to fund our existing operations. We estimate that we will require approximately $1,200,000 over the next twelve months or $100,000 per month to fund our existing operations. These costs include (i) compensation and healthcare benefits for our two full-time employees, (ii) compensation for two consultants who we deem critical to our business, one in sales/marketing and one in accounting/finance, (iii) general office expenses including rent and utilities, (iv) insurance, (v) outside legal and accounting services and, (vi) order fulfillment operations.

We currently do not have the required cash on hand and therefore, we will be relying on product sales to augment our existing cash. In addition, this estimated "burn rate" does not include costs related to (i) marketing and advertising our products, (ii) cash needed to satisfy existing accounts payable,
(iii) research and new product development and, (iv) interest payable under our Notes.

Item 3.     Controls and Procedures

      a) Evaluation of Disclosure Controls and Procedures: As of June 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2006, the Company issued 100,000 shares to its law firm in exchange for services rendered. The fair market value of the shares on the date of issuance was $0.13 and accordingly, the Company recorded stock based compensation expense of $13,000. These shares were issued pursuant to an effective registration statement on Form S-8.

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

Dated: September 20, 2006

OPTIGENEX INC.
--------------
Registrant


By:   /s/ Daniel Zwiren
      --------------------------------------------------------------
      Daniel Zwiren
      President, Chief Executive Officer and Chief Financial Officer