Form 10QSB
period 2006-09-30
OPTIGENEX INC.
filed 2006-11-14
CIK 1168776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Registrant’s telephone number: (212) 905-0189

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

There were 10,850,234 shares of Common Stock outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

OPTIGENEX INC.

PART 1. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements - Unaudited

OPTIGENEX INC.

Condensed Balance Sheet

September 30, 2006
(Unaudited)
ASSETS

Current assets:
Cash	$421,993
Accounts receivable, net	29,215
Inventories	2,138,368
Prepaid expenses and other current assets	52,963

Total current assets	2,642,539

Property and equipment, net	80,732
Intangible assets, net	2,449,979
Other assets	125,033

Total Assets	$5,298,283

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$262,672
Accrued expenses	231,908
Deferred income	5,253

Total current liabilities	499,833

Callable secured convertible notes, net of debt discount of $3,375,206
including embedded derivative liability	5,659,306
Common stock warrants	4,006,251

Total liabilities	10,165,390

Stockholders' deficiency:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, none issued
Common stock - $0.001 par value; 100,000,000 shares authorized,
10,850,234 shares issued and outstanding	10,850
Additional paid-in capital	18,059,622
Accumulated deficit	(22,937,579)
Total stockholders’ deficiency	(4,867,107)

Total Liabilities and Stockholders’ Deficiency	$5,298,283

See notes to condensed financial statements

OPTIGENEX INC.

Condensed Statements of Operations - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$77,603	$40,468	$201,387	$161,807

Cost of sales	179,137	29,091	268,392	98,245

Gross profit (loss)	(101,534)	11,377	(67,005)	63,562

Selling, general and administrative	465,392	1,245,095	2,407,384	3,799,888

Loss from operations	(566,926)	(1,233,718)	(2,474,389)	(3,736,326)

Other (income) expense:
Interest expense, net	8,483,380	187,381	9,527,320	187,381
Equity in loss from joint ventures	(2,705)	(7,810)	36,145	9,334
Net change in fair value of common stock
warrants and derivative liability	(4,582,942)	176,056	(4,667,916)	176,056

Net loss	$(4,464,659)	$(1,589,345)	$(7,369,938)	$(4,109,097)

Net loss per common share - basic and diluted	$(0.41)	$(0.15)	$(0.69)	$(0.41)

Weighted average number of common
shares outstanding - basic and diluted	10,850,234	10,305,985	10,744,007	10,020,716

See notes to condensed financial statements

OPTIGENEX INC.

Condensed Statement of Changes in Stockholders' Equity (Deficiency) - Unaudited

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2005	10,450,234	$10,450	$17,797,247	$(15,567,641)	$2,240,056

Conversion of convertible notes to common stock	300,000	300	51,300		51,600

Issuance of common stock for services	100,000	100	12,900		13,000

Issuance of stock options to employees and consultants			198,175		198,175

Net loss	-	-	-	(7,369,938)	(7,369,938)

Balance - September 30, 2006	10,850,234	$10,850	$18,059,622	$(22,937,579)	$(4,867,107)

See notes to condensed financial statements

OPTIGENEX INC.

Condensed Statements of Cash Flows - Unaudited

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,369,938)	$(4,109,097)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	36,102	36,174
Amortization of intangibles	155,156	171,610
Amortization of debt discount	900,593	36,111
Amortization of deferred financing costs	29,723	2,778
Stock-based compensation	211,175	53,540
Write-off of obsolete inventory	151,921	-
Bad debt expense -recovery	(10,000)	-
Non-cash financing costs	8,406,927	142,603
Equity in loss from joint venture	36,145	9,334
Income from change in value of warrants
and embedded derivative liability	(4,667,916)	176,056
Changes in operating assets and liabilities:
Decrease in accounts receivable	75,030	14,907
Increase in inventories	(286,511)	(348,012)
Decrease in prepaid expenses and other
current assets	117,693	260,162
Increase in other assets	-	2,419
Decrease in accounts payable	(133,328)	(154,102)
Increase (decrease) in accrued expenses	112,188	(61,309)
Increase (decrease) in deferred income	(16,783)	18,823
Net cash used in operating activities	(2,251,823)	(3,748,003)

Cash flows from investing activities:
Patent costs	(26,559)	(22,117)
Purchases of property and equipment	-	(11,304)
Proceeds from sale of investment in joint venture	6,841	-
Investment in joint venture	(5,000)	(40,000)
Net cash used in investing activities	(24,718)	(73,421)

Cash flows from financing activities:
Proceeds from the sale of convertible notes	1,865,000	1,300,000
Principal payments under convertible notes	(115,555)	-
Proceeds from the issuance of common stock		2,381,987
Deferred financing costs	(20,200)	(100,000)
Net cash provided by financing activities	1,729,245	3,581,987

Net increase (decrease) in cash	(547,296)	(239,437)
Cash - beginning of period	969,289	1,196,568
Cash - end of period	$421,993	$957,131

Supplemental schedule of cash flow information:
Cash paid for interest	$205,123	$34,666

Supplemental schedule of non-cash investing and financing activities:

Debt discount in connection with recording value of embedded derivative liability feature	$1,865,000	$1,186,667
Allocation of convertible note proceeds to warrants	$8,021,094	$255,936
Common stock issued in connection with conversion of convertible notes	$51,600

See notes to condensed financial statements

OPTIGENEX INC.
Notes to Condensed Financial Statements - Unaudited

Note 1.  Basis of Presentation

The accompanying unaudited condensed interim financial statements of Optigenex Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The unaudited condensed interim financial statements for the nine month periods ended September 30, 2006 and 2005 include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results of operations expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2005 and for the year then ended and the notes thereto, which are contained in the Company’s Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Certain items in the September 30, 2005 income statement have been reclassified to conform to the 2006 presentation.

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

The fair value of the Company’s financial instruments consisting of Callable Secured Convertible Notes approximates the principal value due to the terms of the Notes.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.  Among other matters, that statement provides that where a company is required to bifurcate a derivative from its host contract, the company may irrevocably elect to initially and subsequently measure that hybrid financial instrument in its entirety at fair value, with changes in fair value recognized in operations. The statement is effective for financial instruments issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year.

OPTIGENEX INC.
Notes to Condensed Financial Statements - Unaudited

Prior to January 1, 2006, the Company accounted for stock option awards in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the three and nine months ended September 30, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

The following table illustrates the effect on net loss for the three and nine months ended September 30, 2005 as if we had applied the fair value method to our stock-based compensation:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net loss	$(1,589,345)	$(4,109,097)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(99,793)	(230,379)
Proforma net loss	$(1,689,138)	$(4,339,476)
Reported net loss per share - basic and diluted	$(0.15)	$(0.41)
Proforma net loss per share - basic and diluted	$(0.16)	$(0.43)

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

Note 2.  Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, consisting of options and warrants outstanding are shown in the table below:

Potential common stock consists of the following:

At September 30,	2006	2005
Stock options	2,551,605	3,376,140
Common stock warrants	100,891,918	470,042
Common stock issuable upon conversion of convertible notes (1)	144,928,167	3,170,732
Total	248,371,690	7,016,914

(1) At September 30, 2006 and 2005 the Company had Callable Secured Convertible Notes outstanding of $4,347,845 and $1,300,000, respectively. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. At September 30, 2006 and 2005 the Notes would have been convertible into shares of the Company’s common stock at a price of $0.03 and $0.41, respectively. See Note 6 for a complete discussion of the Callable Secured Convertible Notes.

The potential common stock has not been included in the computation of diluted loss per share, as the effect would be anti-dilutive.

OPTIGENEX INC.
Notes to Condensed Financial Statements - Unaudited

Note 3.  Inventories

Inventories consisted of the following components at September 30, 2006:

Raw materials	$910,585
Bulk AC-11	1,049,180
Finished goods	178,603
$2,138,368

During the quarter ended September 30, 2006, the Company incurred a write-off of approximately $152,000 related to obsolete inventory which consisted of finished nutritional supplements that reached their stated expiration date.

Note 4.  Stockholders’ Equity

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

On August 31, 2006, the Company and PMO entered into an agreement whereby PMO purchased the Company’s 50% ownership interest in exchange for $6,841 in cash. The purchase price represented the net book value of the Company’s investment in PMO as of such date. The parties also entered into a seven-year Supply Licensing Agreement with PMO which allows PMO to utilize the Company’s registered trademark AC-11® for the sale of hair-care products in North America, South America and Japan. PMO granted the Company a seven-year trademark license to use its trademark “RepHair, by Pierre Michel” for hair-care products sold in Europe, all of Asia (except Japan) and Australia.

Since inception in November 2004 and through August 31, 2006, the Company sold approximately $26,000 of products to PMO. The Company recorded as deferred income, the profit from any sales it made to PMO until such time that the products were resold by PMO to an independent third party. At August 31, 2006, deferred income related to product sales made to PMO was $7,837. In connection with the sale of its ownership interest in PMO on such date, the Company reclassified the remaining deferred income of $7,837 to revenue as it no longer had any rights to the remaining inventory of PMO.

Prometheon Labs LLC

In September 2005, the Company contributed $40,000 in cash for a 50% ownership interest in Prometheon Labs LLC, (“Prometheon”) a New York limited liability company which was formed for the purpose of developing and marketing an oral nutritional supplement containing the Company’s ingredient AC-11. The Company’s joint venture partner Prometheon Holding LLC, contributed $40,000 in cash for its 50% ownership interest in Prometheon Labs. In June 2006, the Company advanced an additional $5,000 in cash to Prometheon for working capital purposes. The joint venture partners share equally in the net income or net loss generated by Prometheon.

In 2005, the Company manufactured and sold a nutritional supplement known as Avatar 8 to Prometheon. Total sales to Prometheon in 2005 were approximately $27,000. The Company records as deferred income, the profit from any sales it makes to Prometheon until such time that the products are resold by Prometheon to an independent third party. At September 30, 2006, deferred income related to sales made to Prometheon was $5,253. The Company accounts for its investment in Prometheon under the equity method. For the nine months ended September 30, 2006, Prometheon had a net loss of $87,890 and accordingly, the Company’s 50% share of Prometheon’s net loss was $43,945. Since inception in September 2005 through September 2006, Prometheon has incurred a total net loss of $124,322 of which the Company’s 50% share is $62,161 however the Company has only recorded losses totaling $45,000 which represents the entire amount of its investment.

OPTIGENEX INC.
Notes to Condensed Financial Statements - Unaudited

Note 6.  Callable Secured Convertible Notes and Common Stock Warrants

On September 15, 2006, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Note Holders"). Under the terms of the Securities Purchase Agreement, the Note Holders purchased an aggregate of (i) $515,000 in callable secured convertible notes (the "Notes") and (ii) issued warrants to purchase 100,000,0000 shares of the Company’s common stock (the "Warrants"). The Company received net cash proceeds of $489,800 after the payment of transaction costs. The transaction costs have been capitalized and will be expensed over the three year term of the Notes.

The Notes bear interest at 8% per annum and mature on September 15, 2009. The Company is not required to make any principal payments during the term of the Notes. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $0.10 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the Notes is due upon the occurrence of an event of default.

The Warrants are exercisable for a period of seven years from the date of issuance and have an exercise price of $0.10 per share. In addition, the conversion price of the Notes and the exercise price of the Warrants will be adjusted in the event that the Company issues common stock at a price below the initial fixed conversion price of $0.10, with the exception of any shares of common stock issued in connection with the Notes. The conversion price of the Notes and the exercise price of the Warrants may also be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the Note Holders' position.

The Note Holders have contractually agreed to restrict their ability to convert their Notes or exercise their Warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Note Holders and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Note Holders a security interest in substantially all of the Company's assets.

The Company has the right to prepay the entire outstanding balance of the Notes under certain circumstances at a premium ranging from 35% to 50%. The Company also has the right to prepay a portion of the Notes (“Partial Call Option”) each month in an amount equal to 104% of the then outstanding principal balance divided by 36, plus one month’s interest. The Company may only prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.10 per share. This partial call option has the effect of preventing the Note Holders from converting their Notes into shares of the Company’s common stock in the succeeding month.

The Company committed to registering the shares of common stock underlying the Notes upon written demand of the Note Holders (“Demand Notice”). The Company is required to file the registration statement within forty-five (45) days from the date on which it receives the Demand Notice otherwise it may be subject to penalty provisions. There are also penalty provisions should the filing not be declared effective within 120 days from the date on which the Company receives the Demand Notice.

Prior to the sale of Notes on September 15, 2006 described above, the Company sold an aggregate of $4,000,000 in Notes and issued Warrants to purchase an aggregate of 625,000 shares of its common stock to the same Note Holders. These sales were made in three installments as follows:

•
On August 31, 2005, the Company sold $1,300,000 of Notes and issued Warrants to purchase 203,124 shares of its common stock (the "First Installment"). The Company received net cash proceeds of $1,165,334 after the payment of transaction costs of $100,000 and prepaid interest of $34,666. The transaction costs have been capitalized and will be expensed over the three year term of the Notes. The prepaid interest represented four months of interest on the Notes and was amortized to interest expense accordingly.

•
On October 19, 2005, following the filing of the Company's registration statement on October 17, 2005, the Company sold an additional $1,350,000 of Notes and issued Warrants to purchase 210,938 shares of its common stock (the "Second Installment"). The Company received net cash proceeds of $1,304,000 after the payment of transaction costs of $10,000 and prepaid interest of $36,000. The transaction costs have been capitalized and will be expensed over the three year term of the Notes. The prepaid interest represented four months of interest on the Notes and was amortized to interest expense accordingly.

•
On February 14, 2006, the Company’s registration statement was declared effective by the Securities and Exchange Commission and on February 17, 2006, the Company sold an additional $1,350,000 of Notes and issued Warrants to purchase 210,938 shares of its common stock (the "Third Installment"). The Company received net cash proceeds of $1,304,000 after the payment of transaction costs of $10,000 and prepaid interest of $36,000. The transaction costs have been capitalized and will be expensed over the three year term of the Notes. The prepaid interest represented four months of interest on the Notes and was amortized to interest expense accordingly.

OPTIGENEX INC.
Notes to Condensed Financial Statements - Unaudited

The Notes bear interest at 8% per annum and have a maturity date of three years from the respective date of each issuance. The Company is not required to make any principal payments during the term of the Notes. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the Notes is due upon the occurrence of an event of default.

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

The Note Holders have contractually agreed to restrict their ability to convert their Notes or exercise their Warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Note Holders and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Note Holders a security interest in substantially all of the Company's assets.

The Company has the right to prepay the entire outstanding balance of the Notes under certain circumstances at a premium of 50%. The Company also has the right to prepay a portion of the Notes (“Partial Call Option”) each month in an amount equal to 104% of the then outstanding principal balance divided by 36, plus one month’s interest. The Company may only prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $3.20 per share. This partial call option has the effect of preventing the Note Holders from converting their Notes into shares of the Company’s common stock in the succeeding month.

In accounting for the Convertible Notes and the Warrants described above, the Company considered the guidance contained EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," and SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the Notes represents an embedded derivative since the note is convertible into a variable number of shares upon conversion and a liquidated damage clause contained in the Registration Rights Agreement requires the Company to pay liquidated damages of 2.0% per month of the outstanding principal amount of the notes, in cash or shares of common stock to the Note Holders in the event that a registration statement covering the shares underlying the Notes and warrants is not declared effective within 120 days from the date that the Note Holders notify the Company that such registration statement is required to be filed. Accordingly, the Notes are not considered to be "conventional" convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

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

OPTIGENEX INC.
Notes to Condensed Financial Statements - Unaudited

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

On September 15, 2006, the Company calculated the fair value of the embedded conversion feature related to the sale of $515,000 of Notes using the Black-Scholes valuation model with the following assumptions: market price of $0.10; exercise price of $0.06, which represents a 40% discount to the market price on September 15, 2006; risk free interest rate of 4.73%; expected volatility of 100% and an expected life of 3 years. The fair value of $600,833 was recorded as a debt discount, which reduced the carrying amount of the Notes. To determine the liability related to the warrants, the Company calculated the fair value of the warrants on September 15, 2006 using the Black-Scholes valuation model with the following assumptions: market price of $0.10; exercise price of $0.10; risk free interest rate of 4.73%; expected volatility of 100% and an expected life of 7 years. The fair value of $8,000,000 was also recorded as a debt discount. The total debt discount attributable to the warrants and embedded conversion feature of $8,600,833 exceeded the principal amount of the Notes by $8,085,833 and accordingly this excess amount was charged directly to interest expense on September 15, 2006. The remaining $515,000 of debt discount will be amortized over the three year term of the Notes using the interest method.

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

As a result of the conversions and principal payments made under the Notes the outstanding principal balance of the Notes at September 30, 2006 was $4,347,845.

Re-measurement of the fair value of common stock warrants

The Company is required to measure the fair value of the warrants on the date of each reporting period. The effect of this re-measurement will be to adjust the carrying value of the liabilities related to the warrants. Accordingly, the Company measured the fair value of the 625,000 warrants at September 30, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.05, exercise price of warrants $4.50, risk-free interest rate of 4.56%, expected volatility of 100%, and an expected life of 4.3 years. This resulted in a fair value for the 625,000 warrants of $6,251 at September 30, 2006. The decrease in the fair value of the warrants resulted in non-cash other income of $2,109 for the three months ended September 30, 2006.

The Company is also required to measure the fair value of the 100,000,000 warrants on the date of each reporting period. The effect of this re-measurement will be to adjust the carrying value of the liabilities related to the warrants. Accordingly, the Company measured the fair value of the 100,000,000 warrants at September 30, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.05, exercise price of warrants $0.10, risk-free interest rate of 4.56%, expected volatility of 100%, and an expected life of 6.95 years. This resulted in a fair value for the 100,000,000 warrants of $4,000,000 at September 30, 2006. The decrease in the fair value of the warrants resulted in non-cash other income of $4,000,000 for the three months ended September 30, 2006.

Re-measurement of the fair value of the embedded conversion feature

The Company is required to measure the fair value of the embedded conversion feature related to the $4,000,000 of Notes at September 30, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.05, exercise price of $0.03 which represents a 40% discount to the market price on September 30, 2006; risk-free interest rate of 4.56%, expected volatility of 100% and an expected life of 2 years. This resulted in a fair value for the embedded conversion feature of $4,000,000. The decrease in the fair value of the embedded conversion feature of resulted in non-cash other income of $666,667 in the quarter ended September 30, 2006.

The Company is also required to measure the fair value of the embedded conversion feature related to the $515,000 of Notes at September 30, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.05, exercise price of $0.03 which represents a 40% discount to the market price on September 30, 2006; risk-free interest rate of 4.56%, expected volatility of 100% and an expected life of 2.9 years. This resulted in a fair value for the embedded conversion feature of $686,667. The increase in the fair value of the embedded conversion feature of resulted in non-cash other expense of $85,834 in the quarter ended September 30, 2006.

OPTIGENEX INC.
Notes to Condensed Financial Statements - Unaudited

In total, for the three months ended September 30, 2006, the Company recorded non-cash other income of $4,582,942 related to the net change in the fair value of the liabilities related to the warrants and embedded conversion feature.

A summary of the Callable Secured Convertible Notes at September 30, 2006 is as follows:

Callable Secured Convertible Notes; 8% per annum;
due August 31, 2008	$1,132,845

Callable Secured Convertible Notes; 8% per annum;
due October 19, 2008	$1,350,000

Callable Secured Convertible Notes; 8% per annum;
due February 17, 2009	$1,350,000

Callable Secured Convertible Notes; 8% per annum;
due September 15, 2009	$515,000

Debt Discount, net of accumulated amortization of $972,639	(3,375,206)

Embedded Derivative Liability	4,686,667

Total	$5,659,306

The Company did not pay $78,139 of interest related to the Notes which was due on September 30, 2006. As of September 30, 2006, the total amount of accrued but unpaid interest due under the Notes was $133,196. This amount is included in accrued expenses at September 30, 2006.

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

The fair value of each option award is estimated on the date of each option grant using the Black-Scholes option valuation model using the assumptions noted in the following table. Because the Company’s common stock has only traded publicly since April 2005, the expected volatility for the three months ended September 30, 2005 was estimated based on a sampling of similar size companies. The Company has limited history by which to estimate the expected holding period of the options, and therefore, has estimated that the expected holding period for all stock options granted is equal to the contractual life of the option. As a result of the adoption of FASB 123R, the Company has recorded stock based compensation expense related to employee stock options of $211,175 for the nine months ended September 30, 2006.

	Three months ended September 30,		Nine months ended September 30,
	2006 (1)	2005	2006	2005
Expected life (in years)	NA	5	5	2-5
Risk-free interest rate	NA	4.0%	4.66-5.20%	4.0%
Volatility	NA	50%	100%	0-50%
Dividend yield	NA	None	None	None

(1) The Company did not issue any stock options during the three months ended September 30, 2006

The following table summarizes the stock option activity for the nine months ended September 30, 2006:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,301,605	$2.73
Granted	1,600,000	$0.54
Exercised	--	--
Forfeited/Cancelled	(2,350,000)	$1.43
Outstanding at September 30, 2006	2,551,605	$2.55	$1,091
Exercisable at September 30, 2006	2,501,605	$2.59	$1,091
Vested and expected to vest at September 30, 2006	2,551,605	$2.12	$1,091

OPTIGENEX INC.
Notes to Condensed Financial Statements - Unaudited

A summary of the status of the Company’s non-vested stock options as of September 30, 2006, and of changes during the nine months ended September 30, 2006, is presented below:

	Number of Options	Weighted Average Option Price
Non-vested at December 31, 2005	225,000	$3.00
Granted	750,000	$0.95
Vested	(225,000)	$3.00
Forfeited/Cancelled	(700,000)	$1.00
Outstanding at September 30, 2006	50,000	$0.30

As of September 30, 2006, there was $2,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized in the fourth quarter of 2006.

The Company did not issue any stock options during the three months ended September 30, 2006. The weighted average grant-date fair value of options granted during the three months ended September 30, 2005 was $0.68. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $0.08 and $0.90, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable

Exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.001	9,210	2.16	$0.001	9,210	$0.001
$0.01	16,000	3.00	$0.01	16,000	$0.01
$0.30	100,000	2.65	$0.30	50,000	$0.30
$1.00	277,000	1.25	$1.00	277,000	$1.00
$2.00	259,395	1.33	$2.00	259,395	$2.00
$3.00	1,890,000	2.92	$3.00	1,890,000	$3.00
$0.001 - $3.00	2,551,605	2.56	$2.55	2,501,605	$2.59

Note 8.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and a stockholders’ deficiency which raises substantial doubt about its ability to continue as a going concern. In the event that the Company’s operations do not generate sufficient cash flow in the future, the Company will need to obtain additional debt or equity capital. There can be no assurances that the Company will be successful in raising additional debt or equity capital on terms acceptable to the Company or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OPTIGENEX INC.
Notes to Condensed Financial Statements - Unaudited

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

In the third quarter of 2005, we commenced development of a line of proprietary topical skin care products which contain AC-11 as an active ingredient. These skin care products which consist of a day cream, night cream and eye cream are marketed under the brand name “Activar Skin Renewal System”. These products contain AC-11 as an ingredient and are designed to repair damage to the skin from multiple causes including; exposure to ultraviolet rays, stress and pollution while enhancing skin elasticity, and reducing wrinkles and other visible signs of aging. These products are intended to appeal to a targeted demographic audience which includes women ages 30 and over. The Activar Skin Renewal System is manufactured for us by Celmark, a division of Garden State Nutritionals.

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

On August 31, 2006, the Company and PMO entered into an agreement whereby PMO purchased the Company’s 50% ownership interest in exchange for $6,841 in cash. The purchase price represented the net book value of the Company’s investment in PMO as of such date. The parties also entered into a seven-year Supply Licensing Agreement with PMO which allows PMO to utilize the Company’s registered trademark AC-11® for the sale of hair-care products in North America, South America and Japan. PMO granted the Company a seven-year trademark license to use its trademark “RepHair, by Pierre Michel” for hair-care products sold in Europe, all of Asia (except Japan) and Australia.

Since inception in November 2004 and through August 31, 2006, the Company sold approximately $26,000 of products to PMO. The Company recorded as deferred income, the profit from any sales it made to PMO until such time that the products were resold by PMO to an independent third party. At August 31, 2006, deferred income related to product sales made to PMO was $7,837. In connection with the sale of its ownership interest in PMO on such date, the Company reclassified the remaining deferred income of $7,837 to revenue as it no longer had any rights to the remaining inventory of PMO.

Prometheon Labs LLC

In September 2005, the Company contributed $40,000 in cash for a 50% ownership interest in Prometheon Labs LLC, (“Prometheon”) a New York limited liability company which was formed for the purpose of developing and marketing an oral nutritional supplement containing the Company’s ingredient AC-11. The Company’s joint venture partner Prometheon Holding LLC, contributed $40,000 in cash for its 50% ownership interest in Prometheon Labs. In June 2006, the Company advanced an additional $5,000 in cash to Prometheon for working capital purposes. The joint venture partners share equally in the net income or net loss generated by Prometheon.

In 2005, the Company manufactured and sold a nutritional supplement known as Avatar 8 to Prometheon. Total sales to Prometheon in 2005 were approximately $27,000. The Company records as deferred income, the profit from any sales it makes to Prometheon until such time that the products are resold by Prometheon to an independent third party. At September 30, 2006, deferred income related to sales made to Prometheon was $5,253. The Company accounts for its investment in Prometheon under the equity method. For the nine months ended September 30, 2006, Prometheon had a net loss of $87,890 and accordingly, the Company’s 50% share of Prometheon’s net loss was $43,945. Since inception in September 2005 through September 2006, Prometheon has incurred a total net loss of $124,322 of which the Company’s 50% share is $62,161 however the Company has only recorded losses totaling $45,000 which represents the entire amount of its investment.

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

Accounts Receivable and Bad Debt Expense

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for doubtful accounts. We estimate bad debt expense based upon past experience related to specific customers' ability to pay and current economic conditions. At September 30, 2006, our allowance for doubtful accounts was approximately $27,000.

Inventory

Our inventories are stated at the lower of cost, determined by the average cost method, or market. Our inventories consists of (i) raw materials that we purchase from a sole supplier in Brazil; (ii) our proprietary compound known as AC-11 which is manufactured in Brazil; and (iii) our line of nutritional supplement and skin care products that are produced for us by a contract manufacturer in the United States. We periodically review our inventories for evidence of spoilage and/or obsolescence and we remove these items from inventory at their carrying value. During the quarter ended September 30, 2006, the Company incurred a write-off of approximately $152,000 related to obsolete inventory which consisted of finished nutritional supplements that reached their stated expiration date.

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

From time to time, we sold bulk AC-11 and/or finished nutritional supplements to our joint venture companies PMO Products Inc. and Prometheon Labs. At the time of such sales, we record revenue in an amount equal to our actual cost and we defer the profit, if any, from the sale until such time that it is determined that the products containing the AC-11 have been sold to an independent third party. This deferred income is recorded as a liability. As of September 30, 2006, the balance of deferred income is $5,253.

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

Derivative Instrument Liabilities related to Convertible Notes and Warrants

In connection with the sale of convertible notes and warrants on August 31, 2005, October 17, 2005, February 17, 2006 and September 15, 2006 we determined that in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock," and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," that the conversion feature of the convertible notes represents an embedded derivative. As such, we are required to estimate the fair value of the embedded derivative and the warrants at of the end of each reporting period and these values are recorded as liabilities. We estimate fair value using the Black-Scholes option pricing model. This model requires us to make estimates such as the expected holding period, the expected future volatility of our common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities.

Employee Stock Options and Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock option awards in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.  Among other matters, that statement provides that where a company is required to bifurcate a derivative from its host contract, the company may irrevocably elect to initially and subsequently measure that hybrid financial instrument in its entirety at fair value, with changes in fair value recognized in operations. The statement is effective for financial instruments issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2006 and 2005

Revenues

Our revenues are derived from the sale of our nutritional supplement product Activar AC-11 and our line of proprietary skin care products known as the Activar Skin Renewal System. We also sell AC-11 as a bulk ingredient to other companies in the nutritional supplement and cosmeceutical industries who utilize it in their own proprietary products. We sell our products direct to consumers through our Internet website www.AC-11.com. In April 2006, we commenced selling the Activar Skin Renewal System via a 30-minute television infomercial.

Net sales for the quarter ended September 30, 2006 were $77,603 compared to net sales of $40,468 for the quarter ended September 30, 2005, an increase of $37,135. Our net sales are summarized in the following table:

	Three Months Ended September 30,		$	%
	2006	2005	Inc/(Dec)	Inc/(Dec)
Nutritional Supplements:
Activar AC-11	$9,399	$11,770	$(2,371)	(20.1%)
Age Manager *	--	3,967	(3,967)	(100.0%)
Age Manager Pro *	--	3,429	(3,429)	(100.0%)
Total Nutritional Supplements	9,399	19,166	(9,767)	(51.0%)
Bulk AC-11	39,175	3,500	35,675	1,019.3%
Activar Skin Renewal System	18,495	--	18,495	NA
Other	10,534	17,802	(7,268)	(40.8%)
Total Revenue	$77,603	$40,468	$37,135	91.8%

* Products were discontinued in December 2005

Supplement sales for the three months ended September 30, 2006 decreased $9,767 or 51% compared to the three months ended September 30, 2005. The overall decrease was due primarily to the discontinuation of our Age Manager and Age Manager Pro supplement products. Sales of bulk AC-11 increased $35,675 from $3,500 for the three months ended September 30, 2005 to $39,175 for the comparable period in 2006. This increase was due primarily to sales made to two new customers. Other sales decreased $7,268 from $17,802 for the three months ended September 30, 2005 to $10,534 for the comparable period in 2006 due to lower royalties earned.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing bulk AC-11 and our nutritional supplement and skin care products that contain AC-11. Cost of sales was $179,137 and $29,091 for the three months ended September 30, 2006 and 2005, respectively. We had a gross loss of $101,534 in 2006 due primarily to the effect of a write-off of expired inventory of $151,921. Excluding the effect of the inventory write-off, our gross profit would have been 35.1% for the three months ended September 30, 2006 compared to a gross profit of 28.1% for the comparable period in 2005.

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

	Three Months Ended September 30,		$	%
	2006	2005	Inc/(Dec)	Inc/(Dec)
Employee compensation and benefits	$119,555	$289,118	$(169,563)	(58.6%)
Marketing, advertising and promotion	44,480	400,529	(356,049)	(88.9%)
Research and development	8,884	95,530	(86,646)	(90.7%)
Consulting and other professional services	2,178	77,758	(75,580)	(97.2%)
Legal and accounting	130,146	120,418	9,728	8.1%
General and administrative	48,754	132,079	(83,325)	(63.1%)
Occupancy	36,782	41,399	(4,617)	(11.2%)
Stock based compensation	2,000	14,220	(12,220)	(85.9%)
Depreciation and amortization	72,613	74,044	(1,431)	(1.9%)
Total SG&A	$465,392	$1,245,095	$(779,703)	(62.6%)

In total, SG&A expenses decreased $779,703 or 62.6% from $1,245,095 for the three months ended September 30, 2005 to $465,392 for the comparable period in 2006. Expenses decreased in all categories with the exception of a small increase in legal and accounting. Areas where we achieved significant cost savings are as follows:

•
Employee compensation expense decreased $169,563 or 58.6% in 2006 compared to 2005. This decrease is due primarily to a reduction in the number of full-time employees from seven in 2005 to three in 2006.

•
Marketing, advertising and promotion expenses decreased $356,049 or 88.9% in 2006 compared to 2005. This decrease is due to a reduction in the number of marketing, branding and public relations consultants that were retained in 2005.

•
Research and development expenses decreased $86,646 or 90.7% in 2006 compared to 2005. This decrease was due to higher product development costs in 2005 and costs related to services provided by scientific advisors in 2005.

•
Consulting and other professional services decreased $75,580 or 97.2% in 2006 compared to 2005. A majority of this decrease is due to the fact that in 2005, we engaged the services of consultants in the areas of strategic planning, mergers and acquisitions, investor relations and business development.

•	General and administrative expenses decreased $83,325 or 63.1% due primarily to a reduction in travel and entertainment costs and other ancillary office expenses.

Interest Expense

Net interest expense for the three months ended September 30, 2006 was $8,483,380. We did not incur interest expense in the comparable period in 2005. Of the total, approximately $8,405,582 was non-cash interest expense resulting from the accounting treatment of our convertible notes. We did not pay $78,139 of interest due under our convertible notes. This amount is included in accrued expenses at September 30, 2006. We had interest income of $342 during the quarter ended September 30, 2006 related to interest earned from an escrow account.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, the Company recorded non-cash other income of $4,582,942 in the quarter ended September 30, 2006 related to the increase in the fair market value of the warrants and embedded derivative liability.

Net Loss

Net loss for the three months ended September 30, 2006 was $4,464,659 or $0.41 per share, compared to $1,589,345 or $0.15 for the three months ended September 30, 2005.

Comparison of Nine Months Ended September 30, 2006 and 2005

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

Net sales for the nine months ended September 30, 2006 were $201,387 compared to net sales of $161,807 for the nine months ended September 30, 2005, an increase of $39,580 or 24.5%. Our net sales are summarized in the following table:

	Nine Months Ended September 30,		$	%
	2006	2005	Inc/(Dec)	Inc/(Dec)
Nutritional Supplements:
Activar AC-11	$34,442	$36,985	$(2,543)	(6.9%)
Age Manager *	--	31,639	(31,639)	(100.0%)
Age Manager Pro *	--	22,275	(22,275)	(100.0%)
Total Nutritional Supplements	34,442	90,899	(56,457)	(62.1%)
Bulk AC-11	82,000	40,337	41,663	103.3%
Activar Skin Renewal System	61,947	--	61,947	NA
Other	22,998	30,571	(7,573)	(24.8%)
Total Revenue	$201,387	$161,807	$39,580	24.5%

* Products were discontinued in December 2005

Supplement sales for the nine months ended September 30, 2006 decreased $56,457 or 62.1% compared to the nine months ended September 30, 2005. The overall decrease was due primarily to the discontinuation of our Age Manager and Age Manager Pro supplement products. Sales of bulk AC-11 increased $56,457 from $40,337 for the nine months ended September 30, 2005 to $82,000 for the comparable period in 2006. Other sales decreased $7,573 from $30,571 for the nine months ended September 30, 2005 to $22,998 for the comparable period in 2006 due to lower royalties earned.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing bulk AC-11 and our nutritional supplement and skin care products that contain AC-11. Cost of sales was $268,392 and $98,245 for the nine months ended September 30, 2006 and 2005, respectively. We had a gross loss of $67,005 in 2006 due primarily to the effect of a write-off of expired inventory of $151,921. Excluding the effect of the inventory write-off, our gross profit would have been 42.2% for the nine months ended September 30, 2006 compared to a gross profit of 39.2% for the comparable period in 2005.

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

	Nine Months Ended September 30,		$	%
	2006	2005	Inc/(Dec)	Inc/(Dec)
Employee compensation and benefits	$505,340	$1,048,148	$(542,808)	(51.8%)
Marketing, advertising and promotion	487,815	770,242	(282,427)	(36.7%)
Research and development	79,439	273,331	(193,892)	(71.0%)
Consulting and other professional services	137,848	377,350	(239,502)	(63.5%)
Legal and accounting	462,907	571,125	(108,218)	(18.9%)
General and administrative	179,023	343,275	(164,252)	(47.8%)
Occupancy	122,857	152,315	(29,458)	(19.3%)
Stock based compensation	211,175	53,540	157,635	294.4%
Depreciation and amortization	220,980	210,562	10,418	4.9%
Total SG&A	$2,407,384	$3,799,888	$(1,392,504)	(36.6%)

In total, SG&A expenses decreased $1,392,504 or 36.6% from $3,799,888 for the nine months ended September 30, 2005 to $2,407,384 for the comparable period in 2006. Expenses decreased in all categories with the exception of an increase in stock based compensation. Areas where we achieved significant cost savings are as follows:

•	Employee compensation expense decreased $542,808 or 51.8% in 2006 compared to 2005. This decrease is due to a reduction in the number of full-time employees from seven in 2005 to three in 2006.

•
Marketing, advertising and promotion expenses decreased $282,427 or 36.7% in 2006 compared to 2005. During 2006, we incurred increased costs related to the production of our TV infomercial and the purchase of media time. These costs increases were offset by decreased costs related to the reduction in the number of marketing, branding and public relations consultants that were retained in 2005.

•
Research and development expenses decreased $193,892 or 71.0% in 2006 compared to 2005. This decrease was due to higher product development costs in 2005 and costs related to services provided by scientific advisors in 2005.

•
Consulting and other professional services decreased $239,502 or 63.5% in 2006 compared to 2005. A majority of this decrease is due to the fact that in 2005, we engaged the services of consultants in the areas of strategic planning, mergers and acquisitions, investor relations and business development.

•
Legal and accounting expenses decreased $108,218 or 18.9% in 2006 compared to 2005. In 2005, we incurred legal fees related to a proposed acquisition that was never consummated and legal fees related to litigation in which we were the plaintiff.

•	General and administrative expenses decreased $164,252 or 47.8% due primarily to a reduction in travel and entertainment costs and other ancillary office expenses.

•	Stock based compensation expense increased $157,635 or 294.4% in 2006 compared to 2005. In 2006, we began expensing the fair market value of stock options issued to employees pursuant to FASB 123R.

Interest Expense

Interest expense for the nine months ended September 30, 2006 was $9,527,320. We did not incur interest expense in the comparable period in 2005. Of the total, approximately $9,307,520 was non-cash interest expense resulting from the accounting treatment of our convertible notes. From April 1, 2006 through September 30, 2006, we have not paid $133,197 of interest due under our convertible notes and accordingly this amount is included in accrued expenses at September 30, 2006.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, the Company recorded non-cash other income of $4,667,916 for the nine months ended September 30, 2006 related to the decrease in the fair value of the warrants and embedded derivative liability.

Net Loss

Net loss for the nine months ended September 30, 2006 was $7,369,938 or $0.69 per share, compared to $4,109,097 or $0.41 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations and stockholders’ deficit as of September 30, 2006, our current rate of cash consumption and the uncertainty of liquidity related initiatives described below, there is substantial doubt as to our ability to continue as a going concern. Future losses are likely to continue unless we successfully implement our business plan. At September 30, 2006, we had cash of approximately $422,000 and net working capital of approximately $2,143,000. Excluding approximately $2,138,000 of inventory, we have net working capital of approximately $4,700. As of that same date, we had approximately $500,000 in current liabilities.

On September 15, 2006, we entered into a Securities Purchase Agreement with four accredited investors ("Note Holders") for the sale of $515,000 in Callable Secured Convertible Notes (the "Notes") and warrants to purchase 100,000,000 shares of our common stock. The Notes bear interest at 8.0% and mature on September 15, 2009. We received net proceeds of $489,800 after the payment of $25,200 in transaction costs. We are not required to make any principal payments during the term of the Notes. The Notes are convertible into shares of our common stock at the Note Holders' option, at the lower of (i) $0.10 per share (“Fixed Conversion Price”) or (ii) 60% of the average of the three lowest intra-day trading prices for our common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the Notes is due upon the occurrence of an event of default. Interest on the Notes is paid quarterly in arrears.

The warrants are exercisable for a period of seven years from the date of issuance and have an exercise price of $0.10 per share. In addition, the conversion price of the Notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price of $0.10, with the exception of any shares of common stock issued in connection with the Notes. We have the right to prepay the entire outstanding balance of the Convertible Notes under certain circumstances at premiums ranging from 35% to 50%. We also have the right to prepay a portion of the Notes (“Partial Call Option”) each month in an amount equal to 104% of the then outstanding principal balance divided by 36, plus one month’s interest. This partial call option has the effect of preventing the Note Holders from converting their Notes into shares of the Company’s common stock in the succeeding month.

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

The major component of our operating plan for 2006 was the introduction of a new line of proprietary skin care products known as the “Activar Skin Renewal System.” This product line consists of two skin creams (day and night) and a topical eye cream. In March 2006, we began test marketing these skin care products direct to the consumer through a celebrity endorsed, 30-minute television infomercial. This infomercial cost approximately $400,000 to produce. Based on the initial test marketing results, we determined that the infomercial needed to be modified and subsequently re-tested. We spent approximately $50,000 to reproduce certain portions of the infomercial and we began testing the modified program in April. We purchased media time on various over -the-air and cable TV channels in a variety of local, regional and national markets. After evaluating the results of the revised infomercial, we determined that the level of product sales which were achieved, did not warrant the expenditure of additional funds to purchase media time. As a result, we discontinued the airing of the infomercial in June 2006.

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

We maintain high levels of inventory relative to our historical product sales. We intend to aggressively market our existing inventory of skin care products and bulk AC-11 in order to convert this inventory into cash. The shelf life of our bulk AC-11 is approximately three years from the date of processing. The majority of our bulk AC-11 inventory expires in 2007. In October 2006, we began testing several lots of our existing inventory of bulk AC-11 using established and accepted protocols to determine the stability and microbiology profile. Based on the outcome of this testing, we intend to either extend the shelf life of this existing inventory by 18 months or write it off at its stated expiration date. We are unable to predict the likelihood at this time of a write-down related to our bulk inventory. Additionally, if any products are discontinued, we will be forced to write down our inventory as well as the intellectual property related to those products.

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

We currently do not have the required cash on hand and therefore, we will be relying on product sales to augment our existing cash. In addition, this estimated “burn rate” does not include costs related to (i) marketing and advertising our products, (ii) cash needed to satisfy existing accounts payable, (iii) research and new product development and, (iv) interest payable under our Notes.

Item 3.  Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures: As of September 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

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

Dated: November 14, 2006

OPTIGENEX INC.
Registrant

By:	/s/ Daniel Zwiren
Daniel Zwiren
President, Chief Executive Officer and Chief Financial Officer