Form 10KSB
period 2006-12-31
OPTIGENEX INC.
filed 2007-04-17
CIK 1168776

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Issuer's revenues for the fiscal year ended December 31, 2006 were $300,924.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of March 30, 2007, was $149,231 based upon the closing price of $0.015 for such date as reported on the Over-the-Counter Bulletin Board.

There were 11,158,736 shares of Common Stock outstanding as of March 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

PART I

Item 1. Description of Business

Overview

Optigenex Inc. (“we”, “our”, “us”) was incorporated in the State of Delaware under the name Idunna, Inc. on July 10, 2002. Idunna, Inc. changed its name to Kronogen Sciences Inc. ("Kronogen") on November 21, 2002.

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

Description of the Company's Business

We develop and market proprietary products that feature our patented and wholly natural compound AC-11® (“AC-11”) as a core ingredient. AC-11 is a bioactive form of the medicinal herb known as Uncaria tomentosa which is indigenous to the Amazon rainforest and other tropical areas of South and Central America. AC-11 is manufactured for us by the Centroflora Group of Sao Paulo, Brazil, using a patented process that we own which delivers an alkaloid free, water soluble extract, standardized to an 8% carboxyl alkyl ester concentration. This manufacturing process takes place in a facility utilizing manufacturing equipment that we own. This facility complies with worldwide, voluntary standards for quality management.

In data compiled from over 10 years of scientific research and development, AC-11 has been shown, on a cellular level, to decrease DNA damage resulting from multiple causes, including the effects of stress, pollution, and premature aging of the skin due to photochemical damage from the sun. Additionally, in separate clinical studies AC-11 has been scientifically established as an effective anti-inflammatory compound, an anti-tumor agent and immune system enhancer.

Our product line consists of Activar AC-11, an oral nutritional supplement that we sell directly to the consumer through our Internet website www.ac-11.com. We also sell AC-11 as a bulk ingredient to strategic partners and mass market distributors in the nutraceutical, cosmeceutical, personal care, skin care, hair care, and beverage industries. In March 2006, we began selling a line of proprietary topical skin care products which contain AC-11 as an active ingredient. These skin care products consist of a day cream, night cream and eye cream. Initially, we marketed these products directly to the consumer through a celebrity endorsed TV infomercial. We began airing the infomercial in certain test markets in March 2006 on a variety of national and local television stations. After reviewing the results, we decided to discontinue airing the infomercial due to the insufficient levels of revenue generated and the high cost of purchasing media time. In 2007, we plan to reposition our skin care products to appeal to a higher socio-economic customer base by seeking to introduce these products to prestige retailers and international wholesale distributors.

We plan to seek other wholesale channels of distribution for our nutritional supplement, bulk AC-11 and skin care products such as multi-level marketing organizations and distribution networks both domestically and in certain international markets.

Research and Development

The benefits of AC-11 are supported by a 10 year history of research and development including pre-clinical and clinical studies and published peer reviewed articles, which demonstrate statistically significant reduction in DNA damage and measurable enhancement of DNA repair activity. In numerous in-vitro studies and clinical trials, AC-11 has demonstrated activity in the following areas.

DNA Repair - As the human body ages, its natural ability to repair DNA damage caused by both oxidative and non-oxidative stress decreases. This adversely affects health and well being. AC-11 has also been shown to protect and decrease damage to cellular DNA caused by free radicals as well as increase the human body’s DNA repair capacity. AC-11 also reduces non-oxidative damage to cellular DNA due to exposure to the sun’s harmful rays and damage caused by stress and/or viral or bacterial disease states.

Anti-Inflammatory -Animal and human studies have found that AC-11 inhibits the immune mediator NF-kB. Research has shown that the inhibition of NF-kB is a rational strategy for the treatment of chronic inflammation. This may create potential uses for AC-11 in the treatment of Arthritis, Chrohn’s Disease, Colitis, Irritable Bowel Syndrome, Lupus and other auto-immune diseases.

Immune System Enhancement - AC-11 has been shown to help increase the number of white blood cells, which help the body fight off infection. In addition, many chemotherapeutic and immunosuppressant agents reduce white blood cell counts predisposing the body to infection. In animal studies, AC-11 has also been shown to decrease the time for recovery caused by reduced white blood cell counts. A low white blood cell count is found in such conditions like HIV/AIDS, and is also seen following organ transplants and in chemotherapy.

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

•
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

•	is intended for ingestion in pill, capsule, tablet, or liquid form;

•	is not represented for use as a conventional food or as the sole item of a meal or diet; and

•	is labeled as a "dietary supplement."

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

Intellectual Property

Patents

Our core intellectual property lies in four U.S. patents issued for the extraction, testing and manufacturing processes of AC-11. These patents are as follows:

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

US6964784: method of preparation and composition of a water soluble extract of the bioactive component of the plant species Uncaria for enhancing immune, anti-inflammatory, anti-tumor and DNA repair processes of warm blooded animals. This patent is directed to administering the isolated purified active ingredient of the composition claimed in the 6238675 patent as a quinic acid alkyl ester.

There are corresponding international patent filings for the above four patents. These patents expire between 2016 and 2022.

Trademarks

We own the following seven registered trademarks:

• "Time Machine"

• "Age Manager"

• "AC-11"

• "Age Manager Professional"

• "Optigene-X"

• "Optigene"

•  “CMed-100”

In addition, we have a trademark application pending for the name "Activar".

Royalty Agreements

In connection with the November 2003 acquisition of assets from CampaMed LLC, we entered into a separate agreement with Pierre Apraxine, Christian Flood, Peter Koepke and the Estate of John B. Elliott that obligates us to pay royalties in connection with the sale or licensing of any product that contains any compound, substance or ingredient derived or isolated from the Uncaria tomentosa vine such as our proprietary product AC-11, or its predecessor C-MED-100 (collectively referred to herein as "AC-11".) The maximum amount payable under this agreement is $347,700. The royalties are based on sales, as defined in the agreement, of any product that we sell or license. The royalty payments are calculated as follows: (i) 6% of gross sales for any product that we sell that contain AC-11 as an ingredient which includes our nutritional supplement products and (ii) 10% of gross sales of bulk AC-11. As of December 31, 2006, we have made royalty payments under the agreement totaling $71,299. These payments are recorded as additional purchase cost as they are incurred. The total remaining royalty obligation under the agreement as of December 31, 2006 is $276,401 and the agreement remains in effect until this amount is paid.

Also in connection with the November 2003 acquisition of assets from CampaMed LLC, we agreed to pay CampaMed additional payments based on 6% of the gross sales of any product containing AC-11, and 10% of the gross sales of any bulk AC-11, until additional payments in an aggregate amount of $500,000 have been made. As of December 31, 2006, we have made total payments under the agreement totaling $71,299. These payments are recorded as additional purchase cost as they are incurred. The total remaining payment obligation under the agreement is $428,701.

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

Competition

We compete with a wide range of companies engaged in the nutraceutical, bulk ingredient and skin care markets. Most of our competitors if not all, have significantly greater financial and human resources and have a longer operating history. In considering our competitive position, we distinguish between our bulk ingredient business, nutritional supplement products, and skin care business.

The bulk ingredient business is dominated by well established market leaders including AHD International, Schouten and Applied Food Science who market and sell a multitude of ingredients, both proprietary and non-proprietary, through a number of diverse channels. Our bulk ingredient business consists of our proprietary product AC-11 and as such, we are dependent upon one product for all our sales. In addition, we utilize a few distributors who market our ingredient to nutraceutical and skin care manufacturers and marketers along with direct to consumer retail marketing companies who use our ingredient in private branded nutraceutical and skin care finished products.

The nutritional supplement industry is large and intensely competitive. Some of the larger companies in this industry are: NBTY, Herbalife, Perrigo, Nature's Sunshine Products, Mannatech, USANA Health Sciences and Schiff Nutrition International. There are also many smaller companies in this sector.

Our nutritional supplement product contains our patented compound AC-11 which is derived from the rainforest botanical Uncaria tomentosa. Our product competes with other products on the market that contain Uncaria tomentosa as an ingredient. Most of our competitors in the nutritional supplement market have longer operating histories, greater name recognition and greater financial resources. In addition, nutritional supplements are sold through a wide variety of distribution channels such as retail stores and network marketing organizations. Currently, we sell our nutritional supplements through our Internet website and we have no plans to sell our product through retail outlets in the near future. While we believe that consumers may appreciate the convenience of ordering products from home through the Internet or from infomercials, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change.

In our skin care business, we expect to compete with offerings from large consumer product companies including; Unilever and Procter & Gamble, as well as large cosmetic companies such as Avon Products and Estee Lauder. Many of these products are marketed and advertised as having benefits similar to our skin care products. We will also compete with numerous companies that market skin care products via television infomercials. In addition we will compete with a number of companies that currently sell skin care products that contain Uncaria tomentosa as an ingredient. These companies include Joie de Vie, Murad and Optimal Outcome.

Employees

As of March 30, 2007, we had 2 full time employees. We have one executive officer and one administrative employee.

Item 2. Description of Property

Our executive offices are located at 750 Lexington Avenue, Sixth Floor, New York, New York. We currently sublease approximately 6,125 square feet of space at a monthly rent of $18,166. Our sublease expires on July 31, 2007.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock has been quoted on the OTC Bulletin Board under the symbol "OPGX.OB" since April 15, 2005. There was no trading in our common stock during the quarter ended March 31, 2005.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

	High	Low

Second Quarter ended June 30, 2005	$5.50	$4.10

Third Quarter ended September 30, 2005	$5.50	$0.68

Fourth Quarter ended December 31, 2005	$0.80	$0.31

First Quarter ended March 31, 2006	$0.80	$0.13

Second Quarter ended June 30, 2006	$0.25	$0.07

Third Quarter ended September 30, 2006	$0.10	$0.07

Fourth Quarter ended December 31, 2006	$0.10	$0.011

Holders

As of March 30, 2007, we had approximately 174 holders of record of our common stock. Certain of our shares were held in street name and as such, we believe that the actual number of beneficial owners is higher.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that our board of directors considers relevant.

Recent Sales of Unregistered Securities

In the fourth quarter of the year ended December 31, 2006 we did not issue any restricted securities.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our consolidated financial statements including the notes thereto contained in this report. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

Cautionary Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-KSB constitute forward-looking statements for purposes of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated", "estimates", "plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include those in this report on Form 10-KSB. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Overview

We develop and market proprietary products that feature our patented and wholly natural compound AC-11® (“AC-11”) as a core ingredient. AC-11 is a bioactive form of the medicinal herb known as Uncaria tomentosa which is indigenous to the Amazon rainforest and other tropical areas of South and Central America. AC-11 is manufactured for us by the Centroflora Group of Sao Paulo, Brazil, using a patented process that we own which delivers an alkaloid free, water soluble extract, standardized to an 8% carboxyl alkyl ester concentration. This manufacturing process takes place in a facility utilizing manufacturing equipment that we own. This facility complies with worldwide, voluntary standards for quality management.

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

We sell AC-11 as a bulk ingredient to companies in the nutraceutical, cosmeceutical, personal care, skin care and hair care industries. Although we have executed several new bulk ingredient supply agreements with mass market retailers including Life Extension, an international distributor of private labeled of wellness products and LifeSpan International, a multi-level marketing organization, we continue to be highly dependent on a small base of customers that purchase bulk AC-11 as an ingredient and as such, these customers make purchases from us only when required to do so in connection with their manufacturing cycle and market demand. We rely on independent commissioned sales people, consultants and management to introduce us to prospective marketing partners and customers.

In the third quarter of 2005, we commenced development of a line of proprietary topical skin care products which contain AC-11 as an active ingredient. These skin care products consist of a day cream, night cream and eye cream. These products contain AC-11 as an ingredient and are designed to repair damage to the skin from multiple causes including; exposure to ultraviolet rays, stress and pollution while enhancing skin elasticity, and reducing wrinkles and other visible signs of aging. These products are intended to appeal to a targeted demographic audience which includes women ages 30 and over. Our skin care products are manufactured for us by Celmark, a division of Garden State Nutritionals.

In March 2006, we began test marketing our skin care products direct to the consumer through a celebrity endorsed, 30-minute television infomercial. This infomercial cost approximately $400,000 to produce. Based on the initial test marketing results, we determined that the infomercial needed to be modified and subsequently re-tested. We spent approximately $50,000 to reproduce certain portions of the infomercial and we began testing the modified program in April. We purchased media time on various over -the-air and cable TV channels in a variety of local, regional and national markets. After evaluating the results of the revised infomercial, we determined that the level of product sales which were achieved did not warrant the expenditure of additional funds to purchase media time. As a result, we discontinued the airing of the infomercial in June 2006. In 2007, we plan to reposition our skin care products to appeal to a higher socio-economic customer base by seeking to introduce these products to prestige retailers and international wholesale distributors.

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

On August 31, 2006, we entered into an agreement with PMO whereby PMO purchased the Company’s 50% ownership interest in exchange for $6,841 in cash. The purchase price represented the net book value of our investment in PMO as of such date. As a result, we no longer have an ownership interest in PMO.

In connection with the sale of our ownership interest, we entered into a seven-year Supply Licensing Agreement with PMO which allows PMO to utilize our registered trademark AC-11® for the sale of hair-care products in North America, South America and Japan. PMO granted us a seven-year trademark license to use its trademark “RepHair, by Pierre Michel” for hair-care products sold in Europe, all of Asia (except Japan) and Australia.

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

On November 19, 2006, we entered into an agreement with our joint venture partner Prometheon Holding whereby Prometheon Holding purchased our 50% ownership interest in Prometheon Labs in exchange for $18,000 in cash. The purchase price exceeded the net book value of our investment in Prometheon Labs which on November 30, 2006, the date of closing of the transaction, was $0. As a result, we no longer have an ownership interest in Prometheon Labs.

The parties also entered into a five-year Supply and Trademark Licensing Agreement which allows Prometheon Labs to continue to develop and market oral nutritional supplement products containing AC-11.

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

Accounts Receivable and Bad Debt Expense

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for doubtful accounts. We estimate bad debt expense based upon past experience related to specific customers' ability to pay and current economic conditions. At December 31, 2006, our allowance for doubtful accounts was approximately $27,000.

Inventory

Our inventories are stated at the lower of cost, determined by the average cost method, or market. Our inventories consists of (i) raw materials that we purchase from a sole supplier in Brazil; (ii) our proprietary compound known as AC-11 which is manufactured in Brazil; and (iii) our line of nutritional supplement and skin care products that are produced for us by a contract manufacturer in the United States. We periodically review our inventories for evidence of spoilage and/or obsolescence and we remove these items from inventory at their carrying value. During 2006, we incurred inventory write-offs of approximately $280,000 as follows: (i) $152,000 of obsolete inventory which consisted of finished nutritional supplements that reached their stated expiration date; (ii) $51,000 of obsolete packaging components related to our skin creams and discontinued nutritional supplements; and (iii) $77,000 of raw material inventory in connection with the production of finished bulk AC-11 powder that did not conform to our specifications. An inventory valuation allowance is established when we determine that quantities of inventory items on hand may exceed projected demand prior to the expiration date of such inventory items. At December 31, 2006, we recorded an inventory allowance of approximately $1,073,000 related to the book value certain raw material and finished goods inventory items that we determined may not be sold prior to their respective expiration dates.

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

For our nutritional supplements, we provide a 100% money back guarantee on all unopened and undamaged products that are returned to us within 60 days of purchase. We estimate an allowance for product returns at the time of shipment based on historical experience. In 2006, product returns were negligible. We monitor our estimates on an ongoing basis and we may revise our allowance for product returns to reflect recent experience. To date, we have not made any significant changes in our allowance for returns. Products returned as a result of damage incurred during shipment are replaced at our cost. We do not estimate an allowance for returns due to damage as historically the level of returns has been negligible. For our bulk sales of AC-11, our standard return policy provides for a reimbursement of the full purchase price for any bulk AC-11 that does not conform with the stated specifications. We must receive notification of a return request within 30 days from the date that the customer accepts delivery. In 2006, we did not incur any returns of bulk AC-11.

Intangibles

We account for long-lived assets and certain identified intangible assets such as patents and trademarks in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Management reviews these long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. We monitor our projections of expected future net cash flows on an ongoing basis. If we determine that our projections require revision due to specific events such as a delayed product launch or a change in our product mix, or changes in economic conditions, we may incur additional write-offs. We recorded impairment charges of approximately $935,000 and $1,272,000 in 2006 and 2005, respectively.

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

Employee Stock Options and Stock Based Compensation

Prior to January 1, 2006, we accounted for stock option awards in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, we reported pro-forma disclosures presenting results and earnings per share as if we had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company January 1, 2008. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS

For the year ended December 31, 2006 compared to the year ended December 31, 2005.

Net Sales

Our net sales are derived from the sale of our nutritional supplement product Activar AC-11 and our line of proprietary skin care products. We also sell AC-11 as a bulk ingredient to other companies in the nutritional supplement and cosmeceutical industries who utilize it in their own proprietary products. We sell Activar AC-11 direct to consumers through our Internet website www.ac-11.com. During 2006, we began selling our skin care products via a 30-minute TV infomercial. We discontinued the infomercial in June 2006 and as a result, we are not currently selling our skin care products direct to the consumer.

Net sales for the year ended December 31, 2006 were $300,924 compared to net sales of approximately $277,831 for the year ended December 31, 2005, an increase of $23,093 or 8.3%. Our net sales by product line are summarized in the following table:

				$%
	2006	2005	Inc/(Dec)	Inc/(Dec)
Nutritional Supplements:
Activar AC-11	$44,829	$50,602	$(5,773)	(11.4%)
Age Manager	-	31,639	(31,639)	(100.0%)
Age Manager Pro	-	22,275	(22,275)	(100.0%)
Total Nutritional Supplements	44,829	104,516	(59,687)	(57.1%)
Bulk AC-11	163,100	116,306	46,794	40.2%
Skin Care Products	61,947	-	61,947	NA
Other	31,048	57,009	(25,961)	(45.5%)
Total Revenue	$300,924	$277,831	$23,093	8.3%

Supplement sales decreased $59,687 or 57.1% in 2006 compared to 2005. This decrease is due primarily to the discontinuance of Age Manager and Age Manager Pro.

Sales of bulk AC-11 increased $46,794 or 40.2% in 2006 compared to 2005. This increase was due primarily to higher order levels from our existing customers in 2006. We also expanded our overall customer base in 2006.

Other sales consist primarily of sales that we made to our joint venture companies PMO Products and Prometheon Labs. Also included in other sales are royalties that we earned from products sold by third parties that utilize our trademark AC-11®. Other sales decreased $25,961 or 45.5% in 2006 compared to 2005. In 2006, sales made to our joint venture companies, net of deferred income was $22,036 compared to $27,510 in 2005. Royalties from product sales decreased from $17,892 in 2005 to $2,778 in 2006.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing AC-11 and our line of nutritional supplement and skin care products that contain AC-11 as an ingredient. Cost of sales was $1,515,688 and $510,961 for the years ended December 31, 2006 and 2005, respectively. Included in cost of sales are write-offs of obsolete inventory of approximately $280,000 and $369,000 in 2006 and 2005 respectively. Also included in cost of sales in 2006 is an inventory allowance of $1,072,622 related to certain inventory items which we determined may not be sold prior to their expiration date. As a result of the inventory write-offs and valuation allowance, we incurred a gross loss of $1,214,764 in 2006 compared to a gross loss of $233,130 in 2005. Excluding the effect of the inventory write-offs and valuation allowance, our gross profit would have been $137,859 or 45.8% in 2006 compared to gross profit of $135,870 or 48.9% in 2005.

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

The table below highlights the major components of our SG&A expenses:

				$%
	2006	2005	Inc/(Dec)	Inc/(Dec)
Employee compensation and benefits	$559,235	$1,243,721	$(684,486)	(55.0%)
Marketing, advertising and promotion	507,326	875,501	(368,175)	(42.1%)
Research and development	98,675	325,804	(227,129)	(69.7%)
Consulting and other professional services	147,628	477,377	(329,749)	(69.1%)
Legal and accounting	553,000	801,908	(248,908)	(31.0%)
General and administrative	225,078	479,240	(254,162)	(53.0%)
Occupancy	153,680	172,331	(18,651)	(10.8%)
Stock based compensation	213,175	65,040	148,135	227.8%
Depreciation and amortization	294,731	289,832	4,899	1.7%
Total SG&A	$2,752,528	$4,730,754	$(1,978,226)	(41.8%)

In total, SG&A expenses decreased $1,978,226 or 41.8% from $4,730,754 in 2005 to $2,752,528 for the comparable period in 2006. Expenses decreased in all categories with the exception of an increase in stock based compensation and depreciation and amortization. Areas where we achieved significant cost savings are as follows:

•	Employee compensation expense decreased $684,486 or 55.0% in 2006 compared to 2005. This decrease is due to a reduction in the number of full-time employees.

•
Marketing, advertising and promotion expenses decreased $368,175 or 42.1% in 2006 compared to 2005. During 2006, we incurred costs related to the production of our TV infomercial and the purchase of media time. These cost increases were offset by decreased costs related to a reduction in the number of marketing, branding and public relations consultants that performed services for us in 2005.

•
Research and development expenses decreased $227,129 or 69.7% in 2006 compared to 2005. This decrease was due to higher product development costs in 2005 and higher costs related to services provided by scientific advisors in 2005.

•
Consulting and other professional services decreased $329,749 or 69.1% in 2006 compared to 2005. A majority of this decrease is due to the fact that in 2005, we engaged the services of consultants in the areas of strategic planning, mergers and acquisitions, investor relations and business development. We terminated many of these relationships during 2006.

•
Legal and accounting expenses decreased $248,908 or 31.0% in 2006 compared to 2005. In 2005, we incurred legal fees related to a proposed acquisition that was never consummated and legal fees related to litigation in which we were the plaintiff.

•
General and administrative expenses decreased $254,162 or 53.0% in 2006 compared to 2005. This decrease was due primarily to a reduction in travel and entertainment costs and other ancillary office expenses which is attributed to the reduction in the number of employees in 2006 compared to 2005.

•	Stock based compensation expense increased $148,135 or 227.8% in 2006 compared to 2005. In 2006, we began expensing the fair market value of stock options issued to employees pursuant to FASB 123R.

Interest Expense

Interest expense for 2006 was $9,968,557 compared to $777,561 in 2005. Of the total in 2006, approximately $9,661,963 was non-cash interest expense resulting from the accounting treatment of our convertible notes. At December 31, 2006, we had not paid $219,991 of interest due under our convertible notes and accordingly this amount is included in accrued expenses at December 31, 2006.

Impairment of Intangible Assets

In connection with an evaluation of projected future demand for our products, we determined that certain patents related to these products were impaired and as a result, were incurred an impairment charge of $935,448 at December 31, 2006. These patents cover the extraction, manufacturing, claims and testing processes for our proprietary compound AC-11. We determined the amount of the impairment charge based on an analysis of the expected future net cash flows generated from the sale of finished goods in inventory as of December 31, 2006. These finished goods consist of our nutritional supplement product Activar AC-11, our skin care products and finished bulk AC-11 which we sell as an ingredient to our customer base. We determined that the projected future net cash flows generated from product sales was less than the carrying value of the underlying patents at December 31, 2006. A key assumption contained in our analysis was the length of the projection period which was limited to three years due to the fact that products currently in inventory reach their stated expiration date over this three year period. In addition, we did not assume that we would manufacture and sell additional quantities of products during the projection period. The difference between the sum of the expected future net cash flows generated from sales over the projection period was less than the net book value of the underlying patents at December 31, 2006 and accordingly we reduced the carrying value of such patents to reflect the impairment charge. We incurred an impairment charge of approximately $1,272,000 in 2005. This charge was due to our evaluation of the carrying value of a patent and patent pending that we licensed in the 2003. The patent and patent pending related to the formulations for two of our nutritional supplement products that we discontinued in 2005.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, during 2006, we recorded non-cash other income of $7,531,983 related to the decrease in the fair value of the warrants and embedded derivative liability.

Net Loss

Net loss for the year ended December 31, 2006 was $7,357,459 or $0.68 per share, compared to a net loss of $6,996,157 or $0.69 for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations, a stockholders’ deficit of approximately $4,850,000 as of December 31, 2006, our current rate of cash consumption and the uncertainty of liquidity related initiatives described below, there is substantial doubt as to our ability to continue as a going concern. Future losses are likely to continue unless we successfully implement our business plan. At December 31, 2006, we had cash of approximately $153,000 and net working capital of approximately $640,000. Excluding approximately $917,000 of inventory, we have a net working capital deficit of approximately $277,000. As of that same date, we had approximately $522,000 in current liabilities.

Subsequent to December 31, 2006, on February 12, 2007, we entered into a Securities Purchase Agreement with our four existing note holders for the sale of $250,000 in secured convertible notes and warrants to purchase 20,000,000 shares of our common stock. The notes bear interest at 8.0% and mature on February 12, 2010. We are not required to make any principal payments during the term of the notes. The notes are convertible into shares of our common stock at the note holders' option, at the lower of (i) $0.10 per share or (ii) 60% of the average of the three lowest intra-day trading prices for our common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the notes is due upon the occurrence of an event of default. Interest on the notes is paid quarterly in arrears.

The warrants are exercisable for a period of seven years from the date of issuance and have an exercise price of $0.07 per share. In addition, the conversion price of the notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price of $0.10, with the exception of any shares of common stock issued in connection with the notes. We have the right to prepay the entire outstanding balance of the notes under certain circumstances at premiums ranging from 35% to 50%. We also have the right to prepay a portion of the notes each month in an amount equal to 104% of the then outstanding principal balance divided by 36, plus one month’s interest.

As a result of this sale of additional notes, at March 31, 2007, we have an aggregate of $4,595,024 of secured convertible notes outstanding, which may hinder our ability to raise additional debt or equity capital. In addition, we have granted a security interest in substantially all of our assets to the holders of the notes. If we were required to repay all or a portion of the outstanding balance of the notes in cash due to the occurrence of an event of default, we would be required to raise additional funds in the event that we do not have sufficient cash available. There can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. If we were to seek asset based financing, we would need the approval of the existing note holders which we may not receive. Any additional equity financing may involve substantial dilution to our then existing shareholders. Consequently, if we were unable to repay the notes, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

We plan to seek other channels of wholesale distribution for our nutritional supplement product, bulk AC-11 and proprietary skin care products such as multi-level marketing organizations and other distribution networks both domestically and in certain international markets. Future sales generated from our products will depend on numerous factors including the degree to which consumers' perceive that these products offer superior benefits compared to other more established brands. If consumers do not believe that our products offer benefits commensurate with the purchase price, our sales may suffer.

We maintain high levels of inventory relative to our historical product sales. We intend to aggressively market our existing inventory of skin care products and bulk AC-11 in order to convert this inventory into cash. The shelf life of our bulk AC-11 is approximately three years from the date of processing. In October 2006, we began testing certain lots of our existing inventory of bulk AC-11 using established and accepted protocols to determine the stability of the active ingredient and its microbiology profile. We contracted with an independent laboratory to perform these tests. Based on the results of this testing, we extended the shelf life of these specific lots for an additional 24 month period. As a result, the earliest expiration date for our inventory of bulk AC-11 is December 2008. In the event that future lots are retested and the test results indicate that the active ingredient and/or microbiology profile do not meet our specifications, we will be required to write-off the value of this inventory. We are unable to predict the likelihood at this time of future write-offs related to our bulk inventory however at December 31, 2006, we incurred an allowance for inventory obsolescence of approximately $1,073,000 to reflect the uncertainty of being able to sell our existing inventory prior to its expiration.

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

We currently do not have the required cash on hand and therefore, we will be relying on product sales to augment our existing cash. In addition, this estimated “burn-rate” does not include costs related to (i) marketing and advertising our products, (ii) cash needed to satisfy existing accounts payable, (iii) research and new product development and; (iv) interest payable under our notes which at December 31, 2006 was approximately $220,000.

Item 7. Financial Statements

The financial statements are included in this annual report on Form 10-KSB at page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Daniel Zwiren, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. The system of disclosure controls and procedures was designed to be effective at a reasonable assurance level. Based on that evaluation, Mr. Zwiren has concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert him of information required to be disclosed by us in reports that we file or submit under the Securities Act of 1934. During the quarter ended December 31, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information about each of our directors and our executive officer:

Name	Age	Positions	Director Since
William Walters	69	Chairman of the Board	2004
Daniel Zwiren	51	President, Chief Executive Officer and Chief Financial Officer	2006
Michael Mullarkey	38	Director	2004

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

Daniel Zwiren was appointed as our Chief Financial Officer on May 13, 2006 and as our President and Chief Executive Officer on September 14, 2006. From August 2004 to January 2006, Mr. Zwiren was Managing Director of Valued Ventures LLC an advisory/capital procurement firm located in New York, New York specializing in the biotech and technology industries. From January 2003 to July 2004, Mr. Zwiren served as a private equity advisor at UBS in New York, New York. From January 2002 to January 2003, Mr. Zwiren was the Managing Partner of Osprey Capital LLC, a capital procurement/advisory services company based in Ponte Vedra Beach, Florida. From January 2000 to December 2000, Mr. Zwiren was Executive V.P. of telic.net, an early stage Internet telephony service provider located in New York, New York.

Michael Mullarkey was appointed as a Director of our Company on October 1, 2004. Since November 2001, he has been the Chairman of the Board of Directors of Workstream Inc., a company that offers software and services that address the needs of companies to recruit, train, evaluate, motivate and retain their employees and has been Workstream's Chief Executive Officer since April 2001. In April 2003, Mr. Mullarkey assumed the responsibilities of President of Workstream, a position in which he previously served from April 2001 until November 2001. From January 2001 to April 2001, Mr. Mullarkey was the President of Allen and Associates Inc., a full service outplacement firm in the United States, which Workstream acquired in April 2001. From October 1999 to December 2000, Mr. Mullarkey served as General Manager of Sony Corporation. From January 1998 to September 1999, Mr. Mullarkey was the co-founder and managing director of Information Technology Mergers & Acquisitions, LLC, an investment capital group managing private equity funding and investing in emerging technology markets and organizations. From March 1997 to December 1998, he was the Senior Vice President of sales and marketing for Allin Communications, a publicly traded enterprise solution provider. From October 1989 to February 1997, Mr. Mullarkey was Vice President and General Manager at Sony Corporation of America, a US subsidiary of Sony Corporation.

Employment Agreements with Management

None.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and greater than 10% stockholders are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the reports furnished to us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were timely made during the fiscal year ended December 31, 2006.

Board Committees

We do not currently have an audit committee or a compensation committee. The full Board acts in place of a nominating committee to investigate qualified nominees for election to the Board when vacancies occur.

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

Item 10. Executive Compensation

The following table sets forth information with respect to compensation earned by the executive officers of the Company for 2006 and 2005.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Total ($)

Daniel Zwiren, Chief Executive Officer	2006	87,500	0	0	87,500
and Chief Financial Officer (1)	2005	0	0	0	0

Anthony Bonelli, Former Chief Executive	2006	181,250	75,000	137,237	393,487
Officer (2)	2005	200,000	200,000	0	400,000

Joseph McSherry, Former Chief Financial	2006	58,333	0	45,438	103,771
Officer (3)	2005	140,000	0	0	140,000

(1) Mr. Zwiren joined the Company as Chief Financial Officer on May 13, 2006 and was appointed as Chief Executive Officer on September 14, 2006.

(2) Mr. Bonelli resigned his position as Chief Executive Officer on August 23, 2006.

(3) Mr. McSherry resigned as Chief Financial Officer on May 13, 2006.

Grants of Plan-Based Awards

In 2006, we issued the options listed below. There were no stock options exercised in 2006. The following table sets forth the options granted in 2006:

Name	Grant Date	Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)

Daniel Zwiren (1)	—	—		—

Anthony Bonelli	3/1/2006	500,000	(2)	$0.13
	3/1/2006	500,000	(2)	$1.00

Joseph McSherry	3/1/2006	300,000	(3)	$0.13
	3/1/2006	200,000	(3)	$1.00

(1) Mr. Zwiren was not granted options during 2006.

(2) Options were forfeited upon Mr. Bonelli’s resignation on August 23, 2006.

(3) Options were forfeited upon Mr. McSherry’s resignation on May 13, 2006.

With respect to the above named executive officers, there were no outstanding equity awards at December 31, 2006.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

William Walters (1)	41,667	0	41,667
Michael Mullarkey	0	0	0
James Favia (2)	10,000	0	10,000
Dr. Kenji Kitatani (3)	0	39,000	39,000

(1) Mr. Walters was compensated under an employment agreement which expired on March 31, 2006.

(2) Mr. Favia resigned as a Director of the Company on June 12, 2006.

(3) Dr. Kitatani resigned as a Director of the Company on May 8, 2006. During 2006, Dr. Kitatani was compensated as a business development consultant.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 31, 2007 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock.

Unless otherwise indicated, the address of each beneficial owner is in care of Optigenex Inc., 750 Lexington Avenue, Sixth Floor, New York, New York 10022. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

For purposes of this table, a person is deemed to be a beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 31, 2007 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 11,158,736 shares outstanding on March 31, 2007.

Name and Address of Beneficial Owner	Number of Shares (1)		Percent of Class (2)

Directors and Executive Officers:

William Walters, Chairman	1,410,000	(3)	12.2%

Daniel Zwiren, President, Chief Executive Officer
and Chief Financial Officer 0	*

Michael Mullarkey, Director	125,000	(4)	1.1%

All Directors and Executive Officers as a Group (3 persons)	1,535,000		13.3%

Non-Management 5% Stockholders:

Richard Serbin	985,000		8.8%
Vincent Giampapa	960,000		8.6%
Claudia Walters	660,000	(5)	5.9%

* less than 1.0%

(1) All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof and which will not become vested or exercisable within 60 days of March 31, 2007.

(2) Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 11,158,736 shares of common stock outstanding. Options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3) Includes options to purchase 400,000 shares of our common stock which are presently exercisable.

(4) Includes options to purchase 25,000 shares of our common stock which are presently exercisable.

(5) Includes options to purchase 60,000 shares of our common stock which are presently exercisable.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2006 concerning shares of common stock authorized for issuance under the Company’s equity compensation plans.

			(c)
			Number of Securities
			Remaining Available
	(a)	(b)	for Future Issuance
	Number of Securities	Weighted Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants	Reflected in
	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by
shareholders	325,000	$1.15	4,675,000

Equity compensation plans not
approved by shareholders	1,339,605	$2.31	0

Total	1,664,605	$2.08	4,675,000

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

Issuance of Non-Plan Options during 2006

In May 2006, we issued in the aggregate, options to purchase 100,000 shares of our common stock to a consultant. These options have an exercise price of $0.30 and a term of 3 years from the date of grant. Of the total, 50,000 options vested on the date of grant and the remaining 50,000 vested on December 31, 2006.

Item 12. Certain Relationships and Related Transactions

During the fiscal years ended December 31, 2006 and 2005, we had the following related party transactions:

We paid Dr. Kenji Kitatani, a member of our Board of Directors consulting fees totaling $39,000 and $156,000 during 2006 and 2005, respectively. These payments were made pursuant to a consulting agreement between the Company and Dr. Kitatani dated October 1, 2004. Dr. Kitatani provided business development services to the Company and was paid at a rate of $13,000 per month. This agreement expired on September 30, 2005 however the Company extended the agreement on a month to month basis until March 31, 2006. Dr. Kitatani resigned as a Director on May 8, 2006.

Item 13. Exhibits

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

10.13
Securities Purchase Agreement, dated September 15, 2006, by and among Optigenex, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (vi)

10.14
Registration Rights Agreement, dated September 15, 2006, by and among Optigenex, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (vi)

10.15	Security Agreement, dated as of September 15, 2006, by and among Optigenex, Inc., AJW Offshore, Ltd., AJW Qualified Partners,
LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (vi)

10.16	Intellectual Property Security Agreement, dated September 15, 2006, by and among Optigenex, Inc., AJW Offshore, Ltd., AJW
Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (vi)

23.1	Consent of Independent Registered Public Accountant (vii)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (vii)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (vii)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (vii)

32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (vii)

(i) Incorporated by reference to our Form 8-K filed on August 12, 2004.

(ii) Incorporated by reference to our Form 8-K filed on October 7, 2004.

(iii) Incorporated by reference to our Form 10-QSB filed on January 24, 2005.

(iv) Incorporated by reference to our Form 10-KSB filed on April 15, 2005.

(v) Incorporated by reference to our Form 8-K filed on September 7, 2005.

(vi) Incorporated by reference to our Form 8-K filed on September 19, 2006.

(vii) Filed Herewith.

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

The following is a summary of the fees paid or accrued for the audit and other services provided by Goldstein Golub Kessler LLP for the fiscal years ended December 31, 2006 and 2005.

	2006	2005

Audit Fees	$89,000	$95,955
Audit - Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Audit Fees	$89,000	$95,955

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIGENEX INC.

/s/ Daniel Zwiren
Daniel Zwiren Chief Executive Officer and Director

Dated: April 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Zwiren	President, Chief Executive Officer (Principal Executive Officer)	April 17, 2007
Daniel Zwiren	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ William Walters	Chairman of the Board	April 17, 2007
William Walters

/s/ Michael Mullarkey	Director	April 17, 2007
Michael Mullarkey

OPTIGENEX INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Optigenex Inc.

We have audited the accompanying balance sheets of Optigenex Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optigenex Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has suffered recurring losses from operations and has a stockholders deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to adopt Statements of Financial Accounting Standards No. 123(R) Share-Based Payments.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 13, 2007

OPTIGENEX INC.

BALANCE SHEET
December 31,
	2006	2005
ASSETS

Current Assets:
Cash	$153,153	$969,289
Accounts receivable, net of allowance for
doubtful accounts of $27,426 and $37,426 respectively	34,510	94,245
Inventories, net	916,645	2,003,778
Prepaid expenses and other current assets	56,396	120,655

Total current assets	1,160,704	3,187,967

Property and equipment, net	70,023	116,834

Intangible assets, net	1,479,815	2,578,577

Other assets	114,183	222,541

Total Assets	$2,824,725	$6,105,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$248,565	$443,179
Accrued expenses	272,855	72,540
Deferred income	-	22,036

Total current liabilities	521,420	537,755

Callable secured convertible notes,
net of debt discount of $3,020,763 and $2,410,799, respectively
including embedded derivative liability	6,152,065	3,286,701

Common stock warrants	1,001,047	41,407

Total liabilities	7,674,532	3,865,863

Commitments

Stockholders' Equity (Deficiency):
Preferred stock - $0.001 par value; 5,000,000 shares authorized, none issued

Common stock - $0.001 par value; 100,000,000 shares authorized,
10,958,736 and 10,450,234 issued and outstanding respectively	10,959	10,450

Additional paid-in capital	18,064,334	17,797,247

Accumulated deficit	(22,925,100)	(15,567,641)

Stockholders' equity (deficiency)	(4,849,807)	2,240,056

Total Liabilities and Stockholders' Equity (Deficiency)	$2,824,725	$6,105,919

See Notes to Financial Statements

OPTIGENEX INC.

STATEMENT OF OPERATIONS
Years Ended December 31,

	2006	2005

Net sales	$300,924	$277,831

Cost of sales	1,515,688	510,961

Gross (loss)	(1,214,764)	(233,130)

Selling, general and administrative expenses	2,752,528	4,730,754

Impairment of intangible assets	935,448	1,271,599

Loss from operations	(4,902,740)	(6,235,483)

Other (income) expense:

Interest expense	9,968,557	777,561

Equity in loss from joint ventures	18,145	27,014

Net change in fair value of
common stock warrants and
derivative liability	(7,531,983)	(43,901)

Net loss	$(7,357,459)	$(6,996,157)

Net loss per common share - basic and diluted	$(0.68)	$(0.69)

Weighted-average number of common
shares outstanding - basic and diluted	10,784,159	10,128,365

See Notes to Financial Statements

OPTIGENEX INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Year ended December 31, 2006

	Common Stock		Additional		Stockholders’
	Number of		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at January 1, 2005	9,456,140	$9,456	$15,351,139	$(8,571,484)	$6,789,111

Issuance of common stock for cash	853,304	853	2,381,068		2,381,921

Exercise of stock options	140,790	141			141

Issuance of options to consultants			65,040		65,040

Net loss				(6,996,157)	(6,996,157)

Balance at December 31, 2005	10,450,234	$10,450	$17,797,247	$(15,567,641)	$2,240,056

Issuance of options to consultants			17,500		17,500

Issuance of options to employees			182,675		182,675

Issuance of stock for services	100,000	100	12,900		13,000

Conversion of convertible notes
into shares of common stock	408,502	409	54,012		54,421

Net loss				(7,357,459)	(7,357,459)

Balance at December 31, 2006	10,958,736	$10,959	$18,064,334	$(22,925,100)	$(4,849,807)

See Notes to Financial Statements

OPTIGENEX INC.

STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,357,459)	$(6,996,157)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	46,811	48,874
Amortization of intangibles	207,348	229,014
Amortization of debt discount	1,255,036	239,201
Amortization of deferred financing costs	40,572	11,944
Reserve for obsolete inventory	1,072,622
Bad debt expense (recovery)	(10,000)	37,426
Stock-based compensation	213,175	65,040
Non-cash financing costs	8,406,927	482,808
Impairment of intangible assets	935,448	1,271,599
Equity in loss from joint ventures	36,145	27,014
Net income from change in value
of warrants and embedded derivative liability	(7,531,983)	(43,901)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	69,735	(50,910)
(Increase) decrease in inventories	14,511	37,921
Decrease in prepaid expenses
and other current assets	64,259	201,166
Decrease (increase) in other assets	50,000	(47,581)
Decrease in accounts payable	(194,614)	(428,130)
Increase (decrease) in accrued expenses	200,315	(152,012)
(Decrease) increase in deferred income	(22,036)	22,036

Net cash used in operating activities	(2,503,188)	(5,044,648)

Cash flows from investing activities:
Patent costs	(44,034)	(45,705)
Purchases of property and equipment		(18,988)
Proceeds from sale of joint venture interest	6,841
Investment in joint venture	(5,000)	(40,000)

Net cash used in investing activities	(42,193)	(104,693)

Cash flows from financing activities:
Proceeds from the sale of convertible notes	1,865,000	2,650,000
Proceeds from the issuance of common stock		2,382,062
Deferred financing costs	(20,200)	(110,000)
Repayment of convertible notes	(115,555)
Payments on notes payable

Net cash provided by financing activities	1,729,245	4,922,062

Net increase (decrease) in cash	(816,136)	(227,279)

Cash - beginning of period	969,289	1,196,568

Cash - end of period	$153,153	$969,289

Supplemental schedule of cash flow information:

Cash paid for interest	$205,123	$70,666

Supplemental schedule of non-cash investing
and financing activities:

Debt discount in connection with recording
value of embedded derivative liability	$1,865,000	$2,813,950

Allocation of convertible note
proceeds to warrants	$8,021,094	$319,218

Common stock issued in connection with
conversion of convertible notes	$54,421

See Notes to Financial Statements

OPTIGENEX INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

Inventories are stated at the lower of cost, determined by the average cost method, or market. Inventories consists of (i) raw materials that are purchased from a sole supplier in Brazil; (ii) the Company’s proprietary compound known as AC-11 which is manufactured in Brazil; and (iii) finished nutritional supplement and skin care products that are produced by a contract manufacturer in the United States. The Company periodically reviews its inventories for evidence of spoilage and/or obsolescence and removes these items from inventory at their carrying value. An inventory valuation allowance is established when management determines that quantities on hand may exceed projected demand prior to the expiration date of the inventory item.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. At December 31, 2006 and 2005, management performed an evaluation of the carrying value of intangible assets, which consist primarily of patents and patents pending that were acquired in 2003. This resulted in impairment charges of $935,448 and $1,271,599 in 2006 and 2005, respectively.

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

Shipping costs are included in cost of sales and amounted to approximately $7,159 and $22,200 for the years ended December 31, 2006 and 2005, respectively.

Research and development costs are expensed when incurred. Research and development costs were approximately $99,000 and $326,000 for the years ended December 31, 2006 and 2005, respectively.

Costs incurred for producing and communicating advertising are expensed as incurred and included in selling, general and administrative expenses in the accompanying statement of operations. Advertising expenses approximated $297,000 and $413,000 for the years ended December 31, 2006 and 2005, respectively.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company January 1, 2008. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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

The following table illustrates the effect on net loss for the years ended December 31, 2005 as if we had applied the fair value method to our stock-based compensation:

Year ended December 31,	2005

Reported net loss	$(6,996,157)

Deduct: total stock-based employee
compensation expense determined
under fair value based method
for all awards	(330,172)

Proforma net loss	$(7,326,329)

Reported net loss per share
- basic and diluted	$(0.69)

Proforma net loss per share
- basic and diluted	$(0.72)

As a result of adopting SFAS 123R, the Company recorded pretax compensation expense of $182,675 for the year ended December 31, 2006. Stock-based compensation is included in each expense category that includes salary expense. The Company has recorded a full valuation allowance on the deferred tax asset related to stock-based compensation and therefore, no tax benefit is recognized for the year ended December 31, 2006.

2. LOSS PER SHARE:

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period after giving retroactive effect to the recapitalization. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period.

Potential common stock consists of the following:

At December 31,	2006	2005

Stock options	1,664,605	3,301,605
Common stock warrants	100,891,918	680,980
Common stock issuable upon
conversion of convertible notes (1)	482,780,444	13,947,368

Total	585,336,967	17,929,953

(1) At December 31, 2006 and 2005 the Company had Callable Secured Convertible Notes outstanding of $4,345,024 and $2,650,000, respectively. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. At December 31, 2006 and 2005 the Notes would have been convertible into shares of the Company’s common stock at a price of $0.009 and $0.19, respectively. See Note 8 for a complete discussion of the Callable Secured Convertible Notes. The potential common stock has not been included in the computation of diluted loss per share, as the effect would be anti-dilutive.

3. INVENTORIES:

At December 31, 2006 and 2005, inventories net of reserves, were as follows:

	2006	2005

Raw materials	$789,274	$768,075
Work-in-process		35,000
Finished goods	1,199,993	1,200,703
Inventory reserves	(1,072,622)

	$916,645	$2,003,778

The Company recorded an inventory valuation allowance of $1,072,622 at December 31, 2006. This allowance relates to quantities of raw materials and finished goods that management determined would not be sold prior to their respective expiration dates. The amount of the inventory allowance is equal to the book value of the inventory items at December 31, 2006 which was $691,355 for raw materials and $381,267 for finished goods.

During 2006, the Company incurred inventory write-offs totaling approximately $280,000 as follows:

(1) Approximately $152,000 related to obsolete inventory which consisted of finished nutritional supplements that reached their stated expiration date.

(2) Approximately $77,000 of raw material inventory in connection with the production of finished bulk AC-11 powder that did not conform to the Company’s specifications.

(3) Approximately $51,000 of obsolete packaging components for the Company’s skin care and nutritional supplement products.

During 2005, the Company incurred a write-off $368,690 related to obsolete inventory which consisted of finished nutritional supplements that the company is no longer selling and bulk AC-11 powder that was expired.

4. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

December 31,	2006	2005	Useful Life

Office equipment	$88,739	$88,739	3 to 7 years
Leasehold improvements	66,160	66,160	3 years
Production equipment	47,550	47,550	3 to 7 years

	202,449	202,449
Less accumulated depreciation	(132,426)	(85,615)

	$70,023	$116,834

5. INTANGIBLE ASSETS:

Intangible assets, at cost, consist of the following:

	2006		2005
	Gross	Accumulated	Gross	Accumulated
December 31,	Amount	Amortization	Amount	Amortization

Trademarks, trade names
and copyrights	$259,712	$82,722	$259,712	$56,282
Patents	1,720,656	558,563	2,612,069	377,655
Patents pending	140,732	0	140,732	0

	$2,121,100	$641,285	$3,012,513	$433,937

The Company's long-lived assets and certain identified intangible assets such as patents, patents pending and trademarks are reviewed in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In connection with an evaluation of the projected demand for the Company’s products, management determined that certain patents related to these products were impaired. These patents cover the extraction, manufacturing and testing processes for the Company’s proprietary compound AC-11. Management’s determination of impairment was based on an analysis of the expected future net cash flows generated from the sale of finished goods in inventory as of December 31, 2006. These finished goods consist of the Company’s nutritional supplement product, skin care products and finished bulk AC-11 which it sells as an ingredient to its customer base. Management determined that the projected future net cash flows generated from product sales was less than the carrying value of the underlying patents at December 31, 2006. A key assumption contained in management’s analysis was the length of the projection period which was limited to three years due to the fact that products currently in inventory reach their stated expiration date over this three year period. In addition, management did not assume that it would manufacture and sell additional quantities of products during the projection period. The sum of the expected future net cash flows generated from sales over the three year period was $1,302,826, which was less than the net book value of the underlying patents at December 31, 2006 of $2,238,274. Accordingly, the Company recorded an impairment charge of $935,448.

At December 31, 2005, the Company determined that it would no longer be selling the nutritional supplement products that pertain to a licensed patent and patent pending and accordingly, an impairment charge of $1,271,599 was recorded to reflect write-off of the net book value of these impaired assets. Of the total write-off, $999,355 related to the patent pending and $272,244 related to the patent.

Patents are amortized over periods ranging from of 12 to 18 years, which represents the remaining lives of the patents. Patent pending applications will be amortized when the patents are issued. Trademarks, trade names and copyrights are being amortized over 10 years, the remaining estimated useful lives.

Amortization expense amounted to approximately $207,000 and $229,000 for the years ended December 31, 2006 and December 31, 2005, respectively. Estimated amortization expense for the next five years is as follows:

Year ending December 31,

2007	209,000
2008	209,000
2009	209,000
2010	209,000
2011	209,000

6. ACCRUED EXPENSES:

Accrued expenses consist of the following:

December 31,	2006	2005

Accrued professional fees	$50,000	$55,692
Accrued interest	219,991
Other	2,864	16,848

	$272,855	$72,540

7. CALLABLE SECURED CONVERTIBLE NOTES

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

On November 17, 2006, the Note Holders converted a total of $2,821 of Convertible Notes into 108,502 shares of the Company's common stock at a price of $0.026 per share.

As a result of the conversions and principal payments made under the Notes the outstanding principal balance of the Notes at December 31, 2006 was $4,345,024.

Re-measurement of the fair value of common stock warrants

The Company is required to measure the fair value of the warrants on the date of each reporting period. The effect of this re-measurement will be to adjust the carrying value of the liability related to the warrants. Accordingly, the Company measured the fair value of the 625,000 warrants at December 31, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.015, exercise price of warrants $4.50, risk-free interest rate of 4.65%, expected volatility of 125% to 135%, and expected lives ranging from of 3.67 to 4.13 years. This resulted in a fair value for the 625,000 warrants of $1,047 at December 31, 2006.

The Company also measured the fair value of the 100,000,000 warrants at December 31, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.015, exercise price of warrants $0.10, risk-free interest rate of 4.65%, expected volatility of 162%, and an expected life of 6.71 years. This resulted in a fair value for the 100,000,000 warrants of $1,000,000 at December 31, 2006.

Re-measurement of the fair value of the embedded conversion feature

The Company is required to measure the fair value of the embedded conversion feature related to the $4,345,024 of Notes at December 31, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.015, exercise price of $0.009 which represents a 40% discount to the market price on December 31, 2006; risk-free interest rate of 4.65%, expected volatility of 111% and expected lives of 1.67 to 2.71 years. This resulted in a fair value for the embedded conversion feature of $4,827,804.

In total, for the year ended December 31, 2006, the Company recorded non-cash other income of $7,531,983 related to the net change in the fair value of the liabilities related to the warrants and embedded conversion feature.

A summary of the Callable Secured Convertible Notes at December 31, 2006 is as follows:

Callable Secured Convertible Notes; 8% per annum;
due August 31, 2008	$1,130,024

Callable Secured Convertible Notes; 8% per annum;
due October 19, 2008	$1,350,000

Callable Secured Convertible Notes; 8% per annum;
due February 17, 2009	$1,350,000

Callable Secured Convertible Notes; 8% per annum;
due September 15, 2009	$515,000

Debt Discount, net of accumulated amortization
of $1,255,036	(3,020,763)

Embedded Derivative Liability	4,827,804

Total	$6,152,065

The Company did not pay $219,991 of interest related to the Notes which was due for the period April 1, 2006 through December 31, 2006. Accordingly, this amount is included in accrued expenses at December 31, 2006.

8. COMMITMENTS AND CONTINGENCIES:

In June 2004, the Company entered into a non-cancelable operating lease for office space expiring July 31, 2007. The aggregate minimum future payments remaining under the lease are $127,155.

The lease is subject to escalation for the Company's proportionate share of increases in real estate taxes and porters' wages. During 2006 and through March 31, 2007, the Company sub-leased a portion of its office space to unrelated companies on a month to month basis. Net rent expense charged to operations amounted to approximately $150,000 and $171,000 for the years ended December 31, 2006 and 2005, respectively.

From time to time, the Company conducts research and development activities to support its proprietary compound AC-11. The Company generally utilizes the services of outside contractors such as physicians, scientists and academic institutions. These outside contractors are compensated on an hourly or fixed price basis. To date, the Company has not entered into any research arrangements that require it to pay according to research and development milestones. At December 31, 2006, the Company is not a party to any material research and development agreement.

9. STOCKHOLDERS' EQUITY:

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

During 2006, the holders of the Company’s Callable Secured Convertible Notes converted an aggregate principal amount of $54,421 of their Notes into 408,502 shares of common stock at conversion prices ranging from $0.026 to $0.20 per share.

In May 2006, the Company issued 100,000 shares to its former law firm in exchange for services rendered. The fair market value of the shares on the date of issuance was $0.13 and accordingly, the Company recorded stock based compensation expense of $13,000 in connection with this transaction. These shares were issued pursuant to an effective registration statement on Form S-8.

In May 2006, the Company issued options to purchase an aggregate of 100,000 shares of its common stock to a consultant in exchange for services rendered. The options have an exercise price of $0.30 per share and are exercisable for a period of three years from the dates of the grant. Of the total, 50,000 options vested immediately and 50,000 vested in December 2006. The fair value of the option of $6,000 has been included in selling, general and administrative expenses for the year ended December 31, 2006. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility 100%; risk-free interest rate of 5.0%; expected life of 3 years; and no expected dividends.

10. STOCK OPTION PLANS:

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

The fair value of each option award is estimated on the date of each option grant using the Black-Scholes option valuation model using the assumptions noted in the following table. Because the Company’s common stock has only traded publicly since April 2005, the expected volatility for the years ended December 31, 2006 and 2005 was estimated based on a sampling of similar size companies. The Company has limited history by which to estimate the expected holding period of the options, and therefore, has estimated that the expected holding period for all stock options granted is equal to the contractual life of the option. As a result of the adoption of FASB 123R, the Company has recorded stock based compensation expense related to employee stock options of $213,175 for the year ended December 31, 2006.

The following table summarizes the assumptions used for options granted during the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005
Expected life (in years)	3-5	2-5
Risk-free interest rate	4.66-5.20%	4.0%
Volatility	100%	0-50%
Dividend yield	None	None

On March 1, 2006, the Board of Directors of the Company approved the following stock option issuances:

	Quantity	Exercise Price	Vesting

Anthony Bonelli	500,000	$0.13	Immediately
(President and	250,000	$1.00	February 28, 2007
Chief Executive Officer)	250,000	$1.00	February 28, 2008

Joseph McSherry	300,000	$0.13	Immediately
(Chief Financial Officer)	100,000	$1.00	February 28, 2007
	100,000	$1.00	February 28, 2008

In connection with his voluntary resignation on May 13, 2006, Mr. McSherry forfeited all of his outstanding options including options to purchase 300,000 shares which were issued to him in August 2004.

In connection with his voluntary resignation on August 23, 2006, Mr. Bonelli forfeited all of his outstanding options including options to purchase 250,000 shares which were issued to him in August 2004 and options to purchase 300,000 shares which were issued to him in February 2005.

A summary of the status of the Company's options as of December 31, 2006 is presented below:

		Weighted
	Number	Average
	of	Exercise	Aggregate
	Shares	Price	Intrinsic Value

Outstanding at January 1, 2005	3,074,395	$2.57

Granted during 2005	393,000	$3.00
Exercised during 2005	(140,790)	$0.001
Forfeited during 2005	(25,000)	$3.00

Outstanding at December 31, 2005	3,301,605	$2.73

Granted during 2006	1,600,000	$0.52
Exercised during 2006	—
Forfeited during 2006	(3,237,000)	$1.79

Outstanding at December 31, 2006	1,664,605	$2.44	$209

Options exercisable at December 31, 2006	1,664,605	$2.44	$209

A summary of the status of the Company’s non-vested stock options as of December 31, 2006, and of changes during the year ended December 31, 2006, is presented below:

	Number of Options	Weighted Average Option Price
Non-vested at December 31, 2005	275,000	$3.00
Granted	750,000	$0.95
Vested	(275,000)	$2.51
Forfeited/Cancelled	(750,000)	$1.13
Outstanding at December 31, 2006	-	-

The Company did not issue any stock options during the three months ended December 31, 2006. The weighted-average grant date fair value of options granted during the years ended December 31, 2006 and 2005 was $0.08 and $0.90 respectively.

The following table summarizes information for options currently outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Shares	Average	Average	Shares	Average
Range of	Underlying	Remaining	Exercise	Underlying	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$0.001	9,210	1.91 years	$0.001	9,210	$0.001
$0.01	16,000	2.75 years	0.01	16,000	0.01
$0.30	100,000	2.40 years	0.30	100,000	0.01
$1.00	165,000	1.00 years	1.00	165,000	1.00
$2.00	259,395	1.08 years	2.00	259,395	2.00
$3.00	1,115,000	2.67 years	3.00	1,115,000	3.00

$0.001-$3.00	1,664,605	2.24 years	$2.44	1,664,605	$2.44

The table below summarizes warrants outstanding as of December 31, 2006 and 2005:

	Exercise	Shares Underlying Warrants Outstanding as of December 31,
Expiration Date	Price	2006	2005

May 2009	$3.30	16,667	16,667
June 2009	$3.30	89,667	89,667
July 2009	$3.30	5,334	5,334
March 2010	$3.00	66,786	66,786
June 2010	$3.00	30,664	30,664
July 2010	$3.00	57,800	57,800
August 2010	$4.50	203,124	203,124
October 2010	$4.50	210,938	210,938
February 2011	$4.50	210,938
September 2013	$0.10	100,000,000

		100,891,918	680,980

11. INCOME TAXES

The Company has net operating loss carry-forwards of approximately $14,843,000 available to offset taxable income through the year 2027.

The tax effects of loss carry-forwards and the valuation allowance that give rise to deferred tax assets are as follows:

Net operating losses	$5,047,000
Temporary book/tax difference related to:
Impairment of intangible assets	1,238,000
Non employee stock based compensation	270,000
Inventory allowance	365,000

6,920,000
Less valuation allowance	(6,920,000)

Deferred tax assets	$-0-

The difference between income taxes computed at the statutory federal rate of 34% and the benefit for income taxes relates to the following:

December 31,	2006	2005

Tax benefit at the federal statutory rate	34%	34%
Valuation allowance	(34)%	(34)%

	-0-%	-0-%

12. RELATED PARTY TRANSACTIONS:

The following are related party transactions:

Year ended December 31,	2006	2005

Royalty payments due from a company whose
significant stockholder is a 5%
stockholder of the Company (a)		$15,529

Consulting fees paid to a director of the Company (b)	$39,000	$156,000

(a) This amount has not been paid to the Company as of December 31, 2006.

(b) This director resigned on May 8, 2006.

At December 31, 2006, 44% of accounts receivable or approximately $27,000 was due from the related party (a) listed above. This account receivable is past due and there is substantial doubt that the full amount of the receivable will be paid. Accordingly, the Company has reserved the entire balance of the account receivable of $27,000.

13. ROYALTY AGREEMENTS:

In connection with the November 2003 acquisition of assets from CampaMed LLC, the Company entered into a separate agreement with a group of four individuals which obligated the Company to pay royalties in connection with the sale or licensing of any product that contains any compound, substance or ingredient derived or isolated from the Uncaria tomentosa vine such as its proprietary product AC-11, or its predecessor C-MED-100 (collectively referred to as "AC-11".) The maximum amount payable under this agreement is $347,700. The royalties are based on sales, as defined in the agreement, of any product that we sell or license. The royalty payments are calculated as follows: (i) 6% of gross sales for any products that contain AC-11 as an ingredient which includes the Company’s nutritional supplement products and (ii) 10% of gross sales of bulk AC-11. As of December 31, 2006, the Company has made royalty payments under the agreement totaling $71,299. These payments are recorded as additional purchase cost as they are incurred. The total remaining royalty obligation under the agreement as of December 31, 2005 is $276,401 and the agreement remains in effect until this amount is paid.

Also in connection with the November 2003 acquisition of assets from CampaMed LLC, the Company agreed to pay CampaMed LLC additional payments based on 6% of the gross sales of any product containing AC-11, and 10% of the gross sales of any bulk AC-11, until such additional payments in an aggregate amount of $500,000 have been made. As of December 31, 2005, the Company has made payments under the agreement of $71,299. These payments are recorded as additional purchase cost as they are incurred. The total remaining payment obligation under the agreement is $428,701.

Additionally, in connection with the CampaMed acquisition, the Company has assumed a royalty obligation based on sales of certain products using the Thiol or Nicoplex Technology. The maximum amount of royalties due is $3,500,000 and will be paid based on product sales, as defined in the agreement. Currently, the Company is not marketing these products and it is not required to make any payments under the agreement, other than payments based on product sales.

14. SIGNIFICANT CUSTOMERS:

In 2006, the Company’s two largest customers accounted for 10.2% and 10.0% of total sales and the Company’s five largest customers accounted for an aggregate of 41.1% of total sales. At December 31, 2006, the Company’s largest customer accounted for an aggregate of 16.4% of accounts receivable and the Company’s five largest customers accounted for an aggregate of 32.2% of total accounts receivable.

In 2005, the Company’s largest customer accounted for 16.9% and 7.7% of total sales. The Company’s five largest customers accounted for an aggregate of 43.7% of total sales. At December 31, 2005, the Company’s two largest customers accounted for an aggregate of 72.5% of accounts receivable.

15. SIGNIFICANT SUPPLIER:

The Company purchases 100% of the raw material for its products from a single supplier located in Brazil. In addition, the Company's proprietary manufacturing and processing equipment is located in a warehouse that is owned by this supplier. At December 31, 2005, approximately $691,000 of inventory was warehoused at this location. The Company is not contractually obligated to make minimum purchases from this supplier.

16. JOINT VENTURES:

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

The Company accounted for its investment in PMO under the equity method. Since inception in November 2004 and through August 31, 2006, PMO incurred a total net loss of $36,318 of which the Company’s 50% share was $18,159.

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

Prometheon Labs LLC

In September 2005, the Company contributed $40,000 in cash for a 50% ownership interest in Prometheon Labs LLC, (“Prometheon”) a New York limited liability company which was formed for the purpose of developing and marketing an oral nutritional supplement containing the Company’s ingredient AC-11. The Company’s joint venture partner Prometheon Holding LLC, contributed $40,000 in cash for its 50% ownership interest in Prometheon. In June 2006, the Company and Prometheon Holding each advanced an additional $5,000 in cash to Prometheon for working capital purposes.

The Company accounted for its investment in Prometheon under the equity method. Since inception in September 2005 through November 30, 2006, Prometheon incurred a total net loss of $125,600 of which the Company’s 50% share was $62,800 however the Company only recorded losses totaling $45,000 which represented the entire amount of its investment.

On November 19, 2006, the Company and its joint venture partner Prometheon Holding entered into an agreement whereby Prometheon Holding purchased the Company’s 50% ownership interest in Prometheon in exchange for $18,000 in cash. The purchase price exceeded the net book value of the Company’s investment in Prometheon which on November 30, 2006, the date of closing of the transaction, was $0. The parties also entered into a five-year Supply and Trademark Licensing Agreement which allows Prometheon to continue to develop and market oral nutritional supplement products containing AC-11.

Since inception in September 2005 and through November 30, 2006, the Company sold approximately $27,000 of products to Prometheon. The Company recorded as deferred income, the profit from any sales it made to Prometheon until such time that the products were resold by Prometheon to an independent third party. At November 30, 2006, deferred income related to sales made to Prometheon was $5,253 and in connection with the sale of its ownership interest in Prometheon on such date, the Company reclassified the remaining deferred income of to revenue as it no longer had any rights to the remaining inventory of Prometheon.

17. GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a stockholders’ deficiency which raises substantial doubt about its ability to continue as a going concern. In the event that the Company’s operations do not generate sufficient cash flow in the future, the Company will need to obtain additional debt or equity capital. There can be no assurances that the Company will be successful in raising additional debt or equity capital on terms acceptable to the Company or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

18. SUBSEQUENT EVENT (UNAUDITED):

Subsequent to December 31, 2006, on February 12, 2007, the Company entered into a Securities Purchase Agreement with its four existing note holders for the sale of $250,000 in secured convertible notes and warrants to purchase 20,000,000 shares of its common stock.  The notes bear interest at 8.0% and mature on February 12, 2010.  The Company is not required to make any principal payments during the term of the notes.  The notes are convertible into shares of the Company’s common stock at the note holders' option, at the lower of (i) $0.10 per share or (ii) 60% of the average of the three lowest intra-day trading prices for our common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date.  The full principal amount of the notes is due upon the occurrence of an event of default.  Interest on the notes is paid quarterly in arrears.

The warrants are exercisable for a period of seven years from the date of issuance and have an exercise price of $0.07 per share. In addition, the conversion price of the notes and the exercise price of the warrants will be adjusted in the event that the Company issues shares of its common stock at a price below the fixed conversion price of $0.10, with the exception of any shares of common stock issued in connection with the notes.  The Company has the right to prepay the entire outstanding balance of the notes under certain circumstances at premiums ranging from 35% to 50%.  The Company also has the right to prepay a portion of the notes each month in an amount equal to 104% of the then outstanding principal balance divided by 36, plus one month’s interest.

Based on the closing price of the Company's common stock on February 12, 2007 of $0.035 discounted by 40%, the full principal amount of the notes would have been convertible into approximately 11,905,000 shares of the Company's common stock.