Form 10QSB
period 2007-03-31
OPTIGENEX INC.
filed 2007-05-21
CIK 1168776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period ____________ to ____________

Commission file number: 000-51248

OPTIGENEX INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-1678933
(State or other jurisdiction of	(IRS Employer I.D. Number)
incorporation or organization)

Optigenex Inc., 750 Lexington Avenue 6th Floor New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

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

There were 11,268,316 shares of Common Stock outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

OPTIGENEX INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements - Unaudited

OPTIGENEX INC.

Condensed Balance Sheet

March 31, 2007
(Unaudited)
ASSETS

Current assets:
Cash	$162,053
Accounts receivable, net	41,372
Inventories, net	879,636
Prepaid expenses and other current assets	54,165

Total current assets	1,137,226

Property and equipment, net	59,314
Intangible assets, net	1,441,326
Other assets	103,333

Total Assets	$2,741,199

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$276,968
Accrued expenses	327,061

Total current liabilities	604,029

Callable secured convertible notes, net of debt discount of $2,896,915
including embedded derivative liability	6,674,770
Common stock warrants	1,200,836

Total liabilities	8,479,635

Stockholders' deficiency:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, none issued	-
Common stock - $0.001 par value; 100,000,000 shares authorized,
11,268,316 shares issued and outstanding	11,268
Additional paid-in capital	18,066,068
Accumulated deficit	(23,815,772)
Total stockholders’ deficiency	(5,738,436)

Total Liabilities and Stockholders’ Deficiency	$2,741,199

See notes to condensed financial statements

OPTIGENEX INC.

Condensed Statements of Operations - Unaudited

	Three Months Ended March 31,
	2007	2006

Net sales	$117,569	$38,606

Cost of sales	43,836	28,025

Gross profit	73,733	10,581

Selling, general and administrative	401,662	1,249,950

Loss from operations	(327,929)	(1,239,369)

Other (income) expense:
Interest expense, net	1,324,554	660,072
Equity in loss from joint ventures	-	14,294
Net change in fair value of common stock
warrants and derivative liability	(761,811)	(339,144)

Net loss	$(890,672)	$(1,574,591)

Net loss per common share - basic and diluted	$(0.08)	$(0.15)

Weighted average number of common
shares outstanding - basic and diluted	11,150,086	10,580,234

See notes to condensed financial statements

OPTIGENEX INC.

Condensed Statements of Cash Flows - Unaudited

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net cash used in operating activities	$(241,100)	$(1,259,217)

Cash flows from investing activities:
Patent costs	-	(5,621)
Net cash used in investing activities	-	(5,621)

Cash flows from financing activities:
Proceeds from the sale of convertible notes	250,000	1,350,000
Principal payments under convertible notes	-	(115,555)

Deferred financing costs	-	(10,000)
Net cash provided by financing activities	250,000	1,224,445

Net increase (decrease) in cash	8,900	(40,393)
Cash - beginning of period	153,153	969,289
Cash - end of period	$162,053	$928,896

Supplemental schedule of cash flow information:
Cash paid for interest	$-	$70,592

Supplemental schedule of non-cash investing and financing activities:

Debt discount in connection with recording value of embedded derivative liability feature	$312,500	$1,350,000
Allocation of convertible note proceeds to warrants	$800,000	$21,094
Common stock issued in connection with conversion of convertible notes	$2,043	$51,600

See notes to condensed financial statements

Optigenex Inc. - Notes to Condensed Financial Statements March 31, 2007 (Unaudited)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The unaudited condensed interim financial statements for the three month periods ended March 31, 2007 and 2006 include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

The results of operations for the three month period ended March 31, 2007 is not necessarily indicative of the results of operations expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2006 and for the year then ended and the notes thereto, which are contained in the Company’s Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Optigenex Inc. - Notes to Condensed Financial Statements March 31, 2007 (Unaudited)

Note 2. Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, consisting of options and warrants outstanding are shown in the table below:

Potential common stock consists of the following:

At March 31,	2007	2006
Stock options	1,664,605	4,801,605
Common stock warrants	120,891,918	891,918
Common stock issuable upon conversion of convertible notes (1)	510,331,222	38,328,450
Total	632,887,745	44,021,973

(1) At March 31, 2007 and 2006 the Company had Callable Secured Convertible Notes outstanding of $4,592,981 and $3,832,845, respectively. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. At March 31, 2007 and 2006 the Notes would have been convertible into shares of the Company’s common stock at a price of $0.009 and $0.10, respectively. See Note 5 for a complete discussion of the Callable Secured Convertible Notes.

The potential common stock has not been included in the computation of diluted loss per share, as the effect would be anti-dilutive.

Note 3. Inventories

Inventories consisted of the following components at March 31, 2007:

Raw materials	$791,241
Finished goods	1,161,017
Inventory reserve	(1,072,622)
$879,636

The Company recorded an inventory valuation allowance of $1,072,622 at December 31, 2006. This allowance relates to quantities of raw materials and finished goods that management determined would not be sold prior to their respective expiration dates. The amount of the inventory allowance was equal to the book value of the inventory items at December 31, 2006 which was $691,355 for raw materials and $381,267 for finished goods.

Note 4. Stockholders’ (Deficiency)

On February 16, 2007, the Note Holders converted a total of $723 of Convertible Notes into 109,850 shares of the Company's common stock at a price of $0.0066 per share.

On January 29, 2007, the Note Holders converted a total of $1,320 of Convertible Notes into 200,000 shares of the Company's common stock at a price of $0.0066 per share.

Optigenex Inc. - Notes to Condensed Financial Statements March 31, 2007 (Unaudited)

Note 5. Callable Secured Convertible Notes and Common Stock Warrants

On February 14, 2007, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Note Holders"). Under the terms of the Securities Purchase Agreement, the Note Holders purchased an aggregate of (i) $250,000 in callable secured convertible notes (the "notes") and (ii) issued warrants to purchase 20,000,000 shares of the Company’s common stock (the "warrants").

The notes bear interest at 8% per annum and mature on February 14, 2010. The Company is not required to make any principal payments during the term of the notes. The notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $0.10 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the notes is due upon the occurrence of an event of default. The warrants are exercisable for a period of seven years from the date of issuance and have an exercise price of $0.07 per share.

The Company committed to registering the shares of common stock underlying the Notes upon written demand of the Note Holders (“Demand Notice”). The Company is required to file a registration statement within forty-five (45) days from the date on which it receives the Demand Notice otherwise it may be subject to penalty provisions. There are also penalty provisions should the filing not be declared effective within 120 days from the date on which the Company receives the Demand Notice.

Prior to the sale of notes and issuance of warrants on February 14, 2007 described above, the Company sold an aggregate of $4,515,000 of notes and issued warrants to purchase an aggregate of 100,625,000 shares of its common stock to the same Note Holders. These sales were made in four installments as follows:

•
On August 31, 2005, the Company sold $1,300,000 of notes and issued five-year warrants to purchase 203,124 shares of its common stock at an exercise price of $4.50 per share (the "First Installment"). The Company received net cash proceeds of $1,165,334 after the payment of transaction costs of $100,000 and prepaid interest of $34,666. The transaction costs were capitalized and are being expensed over the three year term of the notes. The prepaid interest represented four months of interest on the notes and was amortized to interest expense accordingly.

•
On October 19, 2005, the Company sold an additional $1,350,000 of notes and issued five-year warrants to purchase 210,938 shares of its common stock at an exercise price of $4.50 per share (the "Second Installment"). The Company received net cash proceeds of $1,304,000 after the payment of transaction costs of $10,000 and prepaid interest of $36,000. The transaction costs were capitalized and are being expensed over the three year term of the notes. The prepaid interest represented four months of interest on the notes and was amortized to interest expense accordingly.

•
On February 17, 2006, the Company sold an additional $1,350,000 of notes and issued five-year warrants to purchase 210,938 shares of its common stock at an exercise price of $4.50 per share (the "Third Installment"). The Company received net cash proceeds of $1,304,000 after the payment of transaction costs of $10,000 and prepaid interest of $36,000. The transaction costs were capitalized and are being expensed over the three year term of the notes. The prepaid interest represented four months of interest on the notes and was amortized to interest expense accordingly.

•
On September 15, 2006, the Company sold an additional $515,000 of notes and issued seven-year warrants to purchase 100,000,000 shares of its common stock at an exercise price of $0.10 per share (the "Fourth Installment"). The Company received net cash proceeds of $489,800 after the payment of transaction costs of $10,200 and key-man life insurance of $15,000. The transaction costs were capitalized and are being expensed over the three year term of the notes. The key-man life insurance is being expensed over the one-year term of the policy.

In each of the four installments described above, the notes bear interest at 8% per annum and have a maturity date of three years from the respective date of each issuance. The Company is not required to make any principal payments during the term of the notes. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share ($.10 per share for the fourth installment) or (ii) 60% of the average of the three lowest intra-day trading prices for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the notes is due upon the occurrence of an event of default.

The conversion price of the notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the initial fixed conversion price of $3.20 per share ($.10 per share for the fourth installment), with the exception of any shares of common stock issued in connection with the notes. The conversion price of the notes and the exercise price of the warrants may also be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the Note Holders' position.

Optigenex Inc. - Notes to Condensed Financial Statements March 31, 2007 (Unaudited)

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

The Company committed to registering the shares of common stock underlying the notes in sold in the fourth installment upon written demand of the Note Holders (“Demand Notice”). The Company is required to file a registration statement within forty-five (45) days from the date on which it receives the Demand Notice otherwise it may be subject to penalty provisions. There are also penalty provisions should the filing not be declared effective within 120 days from the date on which the Company receives the Demand Notice

In accounting for the convertible notes and warrants described above, the Company considered the guidance contained EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," and SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the notes represents an embedded derivative since the note is convertible into a variable number of shares upon conversion and a liquidated damage clause contained in the Registration Rights Agreement requires the Company to pay liquidated damages of 2.0% per month of the outstanding principal amount of the notes, in cash or shares of common stock to the Note Holders in the event that a registration statement covering the shares underlying the notes and warrants is not declared effective within 120 days from the date that the Note Holders notify the Company that such registration statement is required to be filed. Accordingly, the notes are not considered to be "conventional" convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

The Company calculated the fair value of the embedded conversion feature related to the $250,000 of notes on February 14, 2007 using the Black-Scholes valuation model with the following assumptions: market price of $0.04; exercise price of $0.024, which represents a 40% discount to the market price on February 14, 2007; risk free interest rate of 4.76%; expected volatility of 111% and an expected life of 3 years. The fair value of $312,500 was recorded as a debt discount, which reduced the carrying amount of the notes. To determine the liability related to the warrants, the Company calculated the fair value of the warrants on February 14, 2007 using the Black-Scholes valuation model with the following assumptions: market price of $0.04; exercise price of $0.07; risk free interest rate of 4.76%; expected volatility of 162% and an expected life of 7 years. The fair value of $800,000 was also recorded as a debt discount. The total debt discount attributable to the warrants and embedded conversion feature of $1,112,500 exceeded the principal amount of the notes by $862,500 and accordingly this excess amount was charged directly to interest expense on February 14, 2007. The remaining $250,000 of debt discount will be amortized over the three year term of the notes using the interest method.

Re-measurement of the fair value of common stock warrants

The Company is required to measure the fair value of the warrants on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liability related to the warrants. Accordingly, the Company measured the fair value of the 120,625,000 warrants at March 31, 2007 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.015, exercise price of warrants ranging from $0.07 to $4.50, risk-free interest rate of 4.51%, expected volatility ranging from 125% to 162% and expected lives ranging from 3.4 to 6.9 years. This resulted in an aggregate fair value for the 120,625,000 warrants of $1,200,836 at March 31, 2007. As a result of this re-measurement, the Company recorded non-cash other income of $600,211 for the three months ended March 31, 2007.

Re-measurement of the fair value of the embedded conversion feature

The Company is required to measure the fair value of the embedded conversion feature related to the $4,765,000 of notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liability related to the embedded conversion feature. Accordingly, the Company measured the fair value of the embedded conversion feature at March 31, 2007 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.015, exercise price of $0.009 which represents a 40% discount to the market price on March 31, 2007; risk-free interest rate of 4.51%, expected volatility of 111% and expected lives ranging from 1.4 to 2.9 years. This resulted in an aggregate fair value for the embedded conversion feature of $4,978,704. As a result of this re-measurement, the Company recorded non-cash other income of $161,600 for the three months ended March 31, 2007.

Optigenex Inc. - Notes to Condensed Financial Statements March 31, 2007 (Unaudited)

In total, for the three months ended March 31, 2007, the Company recorded non-cash other income of $761,811 related to the net change in the fair value of the liabilities related to the warrants and embedded conversion feature.

A summary of the Callable Secured Convertible Notes at March 31, 2007 is as follows:

Callable Secured Convertible Notes; 8% per annum;
due August 31, 2008	$1,127,981

Callable Secured Convertible Notes; 8% per annum;
due October 19, 2008	$1,350,000

Callable Secured Convertible Notes; 8% per annum;
due February 17, 2009	$1,350,000

Callable Secured Convertible Notes; 8% per annum;
due September 15, 2009	$515,000

Callable Secured Convertible Notes; 8% per annum;
due February 14, 2010	$250,000

Debt Discount, net of accumulated amortization of $1,628,884	(2,896,915)

Embedded Derivative Liability	4,978,704

Total	$6,674,770

As of March 31, 2007, the total amount of accrued but unpaid interest due under the Notes was $308,196. This amount is included in accrued expenses at March 31, 2007.

Note 6. Stock Based Compensation

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

The fair value of each option award is estimated on the date of each option grant using the Black-Scholes option valuation model using the assumptions noted in the following table. Because the Company’s common stock has only traded publicly since April 2005, the expected volatility for the three months ended March 31, 2006 was estimated based on a sampling of similar size companies. The Company has limited history by which to estimate the expected holding period of the options, and therefore, has estimated that the expected holding period for all stock options granted is equal to the contractual life of the option.

	Three months ended March 31,
	2007 (1)	2006
Expected life (in years)	NA	5
Risk-free interest rate	NA	4.66%
Volatility	NA	100%
Dividend yield	NA	None

(1) The Company did not issue any stock options during the three months ended March 31, 2007.

The following table summarizes the stock option activity for the three months ended March 31, 2007:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,664,605	$2.44
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at March 31, 2007	1,664,605	$2.44	$209
Exercisable at March 31, 2007	1,664,605	$2.44	$209
Vested and expected to vest at March 31, 2007	1,664,605	$2.44	$209

Optigenex Inc. - Notes to Condensed Financial Statements March 31, 2007 (Unaudited)

A summary of the status of the Company’s non-vested stock options as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

Number of Options
Non-vested at December 31, 2006	—
Granted	—
Vested	—
Forfeited/Cancelled	—
Outstanding at March 31, 2007	—

The Company did not issue any stock options during the three months ended March 31, 2007. The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 was $0.08.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007:
	Options Outstanding			Options Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.001	9,210	1.66	$0.001	9,210	$0.001
$0.01	16,000	2.50	$0.01	16,000	$0.01
$0.30	100,000	2.15	$0.30	100,000	$0.30
$1.00	165,000.75		$1.00	165,000	$1.00
$2.00	259,395.83		$2.00	259,395	$2.00
$3.00	1,115,000	2.42	$3.00	1,115,000	$3.00
$0.001 - $3.00	1,664,605	1.99	$2.44	1,664,605	$2.44

Note 7. Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2007, the Company had a net loss of $890,672 and had a stockholders’ deficit of $5,738,436 at March 31, 2007.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and achieve profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to expand its revenue base. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Accounts Receivable and Bad Debt Expense

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for doubtful accounts. We estimate bad debt expense based upon past experience related to specific customers' ability to pay and current economic conditions. At March 31, 2007, our allowance for doubtful accounts was approximately $27,000.

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

We account for long-lived assets and certain identified intangible assets such as patents and trademarks in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Management reviews these long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. We monitor our projections of expected future net cash flows on an ongoing basis. If we determine that our projections require revision due to specific events such as a delayed product launch or a change in our product mix, or changes in economic conditions, we may incur additional write-offs. We recorded an impairment charge of approximately $935,000 in 2006.

Derivative Instrument Liabilities related to Convertible Notes and Warrants

In connection with the sale of convertible notes and warrants on August 31, 2005, October 17, 2005, February 17, 2006, September 15, 2006 and February 14, 2007, we determined that in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock," and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," that the conversion feature of the convertible notes represents an embedded derivative. As such, we are required to estimate the fair value of the embedded derivative and the warrants at of the end of each reporting period and these values are recorded as liabilities. We estimate fair value using the Black-Scholes option pricing model. This model requires us to make estimates such as the expected holding period, the expected future volatility of our common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

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

Net sales for the quarter ended March 31, 2007 were $117,569 compared to net sales of $38,606 for the quarter ended March 31, 2006, an increase of $78,963 or 204.5%. Our net sales by product line are summarized in the following table:

	Three months ended March 31,		$	%
	2007	2006	Inc/(Dec)	Inc/(Dec)
Activar AC-11	$8,858	$12,631	$(3,773)	(29.9%)
Bulk AC-11	102,096	20,525	81,571	397.4%
Skin Care Products	6,000	-	6,000	NA
Other	615	5,450	(4,835)	(88.7%)
Total Revenue	$117,569	$38,606	$78,963	204.5%

Sales of our nutritional supplement product Activar AC-11 decreased $3,773 or 29.9% in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. This decrease was due to lower unit volume and not the result of a price decrease or discounting.

Sales of bulk AC-11 increased $81,571 or 397.4% in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. This increase was due primarily to higher order levels from existing customers in 2007.

Other sales consist primarily of sales that we made to our joint venture companies PMO Products and Prometheon Labs in 2006. Also included in other sales are royalties that we earned from products sold by third parties that utilize our trademark AC-11®. Other sales decreased $4,835 or 88.7% in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. Royalties from product sales decreased from $1,305 in the quarter ended March 31, 2006 to $615 in the quarter ended March 31, 2007.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing AC-11 and our line of nutritional supplement and skin care products that contain AC-11 as an ingredient. Cost of sales was $43,836 and $28,025 for the quarters ended March 31, 2007 and 2006, respectively. Gross profit as a percentage of net sales for the three months ended was 62.7% compared to 27.4% for the comparable period in 2006. The increase in gross profit in 2007 was due to the increase in sales of bulk AC-11 during the period as this product carries a higher gross margin than our nutritional supplements.

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

The table below highlights the major components of our SG&A expenses:

	Three months ended March 31,		$	%
	2007	2006	Inc/(Dec)	Inc/(Dec)
Employee compensation and benefits	$58,991	$214,890	$(155,899)	(72.6%)
Marketing, advertising and promotion	62,948	327,953	(265,005)	(80.8%)
Research and development	4,564	51,005	(46,441)	(91.1%)
Consulting and other professional services	16,129	107,940	(91,811)	(85.1%)
Legal and accounting	110,969	168,034	(57,065)	(34.0%)
General and administrative	57,367	66,017	(8,650)	(13.1%)
Occupancy	30,646	51,578	(20,932)	(40.6%)
Stock based compensation	—	188,550	(188,550)	(100.0%)
Depreciation and amortization	60,048	73,983	(13,935)	(18.8%)
Total SG&A	$401,662	$1,249,950	$(848,288)	(67.9%)

In total, SG&A expenses decreased $848,288 or 67.9% from $1,249,950 for the three months ended March 31, 2006 to $401,662 for the comparable period in 2007. Expenses decreased in all categories. Areas where we achieved significant cost savings are as follows:

•	Employee compensation expense decreased $155,899 or 72.6% in 2007 compared to 2006. This decrease is due to a reduction in the number of full-time employees.

•
Marketing, advertising and promotion expenses decreased $265,005 or 80.8% in 2007 compared to 2006. During 2006, we incurred costs related to the production of our TV infomercial and the purchase of media time.

•
Research and development expenses decreased $46,441 or 91.1% in 2007 compared to 2006. This decrease was due to higher product development costs and higher costs related to services provided by scientific advisors in 2006 compared to 2007.

•
Consulting and other professional services decreased $91,811 or 85.1% in 2007 compared to 2006. A majority of this decrease is due to the fact that in 2006, we engaged the services of consultants in the areas of strategic planning, mergers and acquisitions, investor relations and business development. We terminated many of these relationships during 2006.

•	Legal and accounting expenses decreased $57,065 or 34.0% in 2007 compared to 2006. In 2006, we incurred one-time legal and accounting fees related to the preparation of a registration statement.

•
Stock based compensation expense of $188,550 in 2006 related to stock options issued to employees pursuant to FASB 123R. We did not incur stock based compensation during the three months ended March 31, 2007.

Interest Expense

Interest expense for the three months ended March 31, 2007 was $1,324,554 compared to $660,072 in the comparable period in 2006. Of the total in 2007, approximately $1,236,349 was non-cash interest expense resulting from the accounting treatment of our convertible notes. The remaining $88,205 was interest due under the convertible notes. At March 31, 2007, we had not paid $308,196 of interest due under our convertible notes and accordingly this amount is included in accrued expenses at March 31, 2007.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, during the three months ended March 31, 2007, we recorded non-cash other income of $761,811 related to the decrease in the fair value of the warrants and embedded derivative liability.

Net Loss

Net loss for the three months ended March 31, 2007 was $890,672 or $0.08 per share, compared to a net loss of $1,574,591 or $0.15 for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations, a stockholders’ deficit of approximately $5,738,000 as of March 31, 2007, our current rate of cash consumption and the uncertainty of liquidity related initiatives described below, there is substantial doubt as to our ability to continue as a going concern. Future losses are likely to continue unless we successfully implement our business plan. At March 31, 2007, we had cash of approximately $162,000 and net working capital of approximately $533,000. Excluding approximately $880,000 of inventory, we have a net working capital deficit of approximately $347,000. As of that same date, we had approximately $604,000 in current liabilities.

At March 31, 2007, we have an aggregate of $4,592,981 of secured convertible notes outstanding, which may hinder our ability to raise additional debt or equity capital. In addition, we have granted a security interest in substantially all of our assets to the holders of the notes. If we were required to repay all or a portion of the outstanding balance of the notes in cash due to the occurrence of an event of default, we would be required to raise additional funds in the event that we do not have sufficient cash available. There can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. If we were to seek asset based financing, we would need the approval of the existing note holders which we may not receive. Any additional equity financing may involve substantial dilution to our then existing shareholders. Consequently, if we were unable to repay the notes, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

Given our limited cash on hand, we have taken steps to decrease the amount of cash required to fund our existing operations. We estimate that we will require approximately $1,200,000 over the next twelve months or $100,000 per month to fund our existing operations. These costs include (i) compensation and healthcare benefits for our two full-time employees, (ii) compensation for consultants who we deem critical to our business, (iii) general office expenses including rent and utilities, (iv) insurance, (v) outside legal and accounting services and, (vi) order fulfillment operations.

We currently do not have the required cash on hand and therefore, we will be relying on product sales to augment our existing cash. In addition, this estimated “burn-rate” does not include costs related to (i) marketing and advertising our products, (ii) cash needed to satisfy existing accounts payable, (iii) research and new product development and; (iv) interest payable under our notes which at December 31, 2006 was approximately $308,000.

Item 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures: As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of Daniel Zwiren, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. The system of disclosure controls and procedures was designed to be effective at a reasonable assurance level. Based on that evaluation, Mr. Zwiren has concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert him of information required to be disclosed by us in reports that we file or submit under the Securities Act of 1934. During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated: May 21, 2007

OPTIGENEX INC.
Registrant

By: /s/ Daniel Zwiren

Daniel Zwiren President, Chief Executive Officer and Chief Financial Officer