Form 10QSB
period 2007-06-30
OPTIGENEX INC.
filed 2007-08-17
CIK 1168776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period _________ to____________

Commission file number: 000-51248

OPTIGENEX INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-1678933
(State or other jurisdiction of	(IRS Employer I.D. Number)
incorporation or organization)

1170 Valley Brook Avenue, 2nd Floor Suite B, Lyndhurst, NJ 07071
(Address of principal executive offices)

(212) 905-0189
(Issuer’s telephone number)

750 Lexington Avenue, 6th Floor, New York NY, 10022
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

There were 11,268,316 shares of Common Stock outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

OPTIGENEX INC.

-i-

PART 1. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements - Unaudited

OPTIGENEX INC.

Condensed Balance Sheet

June 30, 2007
(Unaudited)
ASSETS

Current assets:
Cash	$42,778
Accounts receivable, net	19,658
Inventories, net	855,139
Prepaid expenses and other current assets	47,055
Total current assets	964,630

Property and equipment, net	48,613
Intangible assets, net	1,402,837
Other assets	92,483
Total Assets	$2,508,563

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$299,185
Accrued expenses	474,598
Total current liabilities	773,783

Callable secured convertible notes, net of debt discount of $2,505,346
including embedded derivative liability	7,012,642
Common stock warrants	1,200,836
Total liabilities	8,987,261

Stockholders' deficiency:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, none issued	-
Common stock - $0.001 par value; 100,000,000 shares authorized,
11,268,316 shares issued and outstanding	11,268
Additional paid-in capital	18,066,068
Accumulated deficit	(24,556,034)
Total stockholders’ deficiency	(6,478,698)
Total Liabilities and Stockholders’ Deficiency	$2,508,563

See notes to condensed financial statements

OPTIGENEX INC.

Condensed Statements of Operations - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$92,136	$85,178	$209,705	$123,784

Cost of sales	26,606	61,230	70,442	89,255

Gross profit	65,530	23,948	139,263	34,529

Selling, general and administrative	376,313	692,042	777,975	1,941,992

Loss from operations	(310,783)	(668,094)	(638,712)	(1,907,463)

Other (income) expense:
Interest expense, net	483,176	383,868	1,807,730	1,043,940
Equity in loss from joint ventures	-	24,556	-	38,850
Net change in fair value of common stock
warrants and derivative liability	(53,697)	254,170	(815,508)	(84,974)

Net loss	$(740,262)	$(1,330,688)	$(1,630,934)	$(2,905,279)

Net loss per common share - basic and diluted	$(0.07)	$(0.12)	$(0.15)	$(0.27)

Weighted average number of common
shares outstanding - basic and diluted	11,268,316	10,798,586	11,209,528	10,690,013

See notes to condensed financial statements

OPTIGENEX INC.

Condensed Statements of Cash Flows - Unaudited

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net cash used in operating activities	$(360,375)	$(1,868,054)

Cash flows from investing activities:
Investment in joint venture	—	(5,000)
Patent costs	—	(14,621)
Net cash used in investing activities	—	(19,621)

Cash flows from financing activities:
Proceeds from the sale of convertible notes	250,000	1,350,000
Principal payments under convertible notes	—	(115,555)
Deferred financing costs	—	(10,000)
Net cash provided by financing activities	250,000	1,224,445

Net decrease in cash	(110,375)	(663,230)
Cash - beginning of period	153,153	969,289
Cash - end of period	$42,778	$306,059

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$126,983

Supplemental schedule of non-cash investing and financing activities:

Debt discount in connection with recording value of embedded derivative liability feature	$312,500	$1,350,000
Allocation of convertible note proceeds to warrants	$800,000	$21,094
Common stock issued in connection with conversion of convertible notes	$2,043	$51,600

See notes to condensed financial statements

Optigenex Inc. - Notes to Condensed Financial Statements June 30, 2007 (Unaudited)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The unaudited condensed interim financial statements for the three and six month periods ended June 30, 2007 and 2006 include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results of operations expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2006 and for the year then ended and the notes thereto, which are contained in the Company’s Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Optigenex Inc. - Notes to Condensed Financial Statements June 30, 2007 (Unaudited)

Note 2.  Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, consisting of options and warrants outstanding are shown in the table below:

Potential common stock consists of the following:

At June 30,	2007	2006
Stock options	1,664,605	4,101,605
Common stock warrants	120,891,918	891,918
Common stock issuable upon conversion of convertible notes (1)	510,331,222	63,880,750
Total	632,887,745	68,874,273

(1) At June 30, 2007 and 2006 the Company had Callable Secured Convertible Notes outstanding of $4,592,981 and $3,832,845, respectively. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. At June 30, 2007 and 2006 the Notes would have been convertible into shares of the Company’s common stock at a price of $0.009 and $0.06, respectively. See Note 5 for a complete discussion of the Callable Secured Convertible Notes.

The potential common stock has not been included in the computation of diluted loss per share, as the effect would be anti-dilutive.

Note 3.  Inventories

Inventories consisted of the following components at June 30, 2007:

Raw materials	$791,241
Finished goods	1,136,520
Inventory reserve	(1,072,622)
$855,139

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

Optigenex Inc. - Notes to Condensed Financial Statements June 30, 2007 (Unaudited)

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

Optigenex Inc. - Notes to Condensed Financial Statements June 30, 2007 (Unaudited)

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

Re-measurement of the fair value of common stock warrants

The Company is required to measure the fair value of the warrants on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liability related to the warrants. Accordingly, the Company measured the fair value of the 120,625,000 warrants at June 30, 2007 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.016, exercise price of warrants ranging from $0.07 to $4.50, risk-free interest rate of 4.97%, expected volatility ranging from 125% to 162% and expected lives ranging from 3.2 to 6.6 years. This resulted in an aggregate fair value for the 120,625,000 warrants of $1,200,836 at June 30, 2007 which was equal to the aggregate fair value of the warrants on March 31, 2007.

Re-measurement of the fair value of the embedded conversion feature

The Company is required to measure the fair value of the embedded conversion feature related to the $4,592,981 of convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liability related to the embedded conversion feature. Accordingly, the Company measured the fair value of the embedded conversion feature at June 30, 2007 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.016, exercise price of $0.0096 which represents a 40% discount to the market price on June 30, 2007; risk-free interest rate of 4.97%, expected volatility of 111% and expected lives ranging from 1.2 to 2.6 years. This resulted in an aggregate fair value for the embedded conversion feature of $4,925,007 at June 30, 2007. As a result of this re-measurement, the Company recorded non-cash other income of $53,697 for the three months ended June 30, 2007.

Optigenex Inc. - Notes to Condensed Financial Statements June 30, 2007 (Unaudited)

In total, for the six months ended June 30, 2007, the Company recorded non-cash other income of $815,508 related to the net change in the fair value of the liabilities related to the warrants and embedded conversion feature.

A summary of the Callable Secured Convertible Notes at June 30, 2007 is as follows:

Callable Secured Convertible Notes; 8% per annum; due August 31, 2008	$1,127,981
Callable Secured Convertible Notes; 8% per annum; due October 19, 2008	1,350,000
Callable Secured Convertible Notes; 8% per annum; due February 17, 2009	1,350,000
Callable Secured Convertible Notes; 8% per annum; due September 15, 2009	515,000
Callable Secured Convertible Notes; 8% per annum; due February 14, 2010	250,000
Subtotal	$4,592,981
Debt Discount, net of accumulated amortization of $2,020,453	(2,505,346)
Embedded Derivative Liability	4,925,007
Total	$7,012,642

As of June 30, 2007, the total amount of accrued but unpaid interest due under the Notes was $399,804. This amount is included in accrued expenses at June 30, 2007.

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

	Three months ended June 30,		Six months ended June 30,
	2007 (1)	2006	2007 (1)	2006
Expected life (in years)	NA	5	NA	5
Risk-free interest rate	NA	5.2%	NA	4.66 -5.2%
Volatility	NA	100%	NA	100%
Dividend yield	NA	None	NA	None

(1) The Company did not issue any stock options during the three and six months ended June 30, 2007.

The following table summarizes the stock option activity for the six months ended June 30, 2007:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,664,605	$2.44
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at June 30, 2007	1,664,605	$2.44	$209
Exercisable at June 30, 2007	1,664,605	$2.44	$209
Vested and expected to vest at June 30, 2007	1,664,605	$2.44	$209

Optigenex Inc. - Notes to Condensed Financial Statements June 30, 2007 (Unaudited)

A summary of the status of the Company’s non-vested stock options as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

Number of Options
Non-vested at December 31, 2006	—
Granted	—
Vested	—
Forfeited/Cancelled	—
Outstanding at June 30, 2007	—

The Company did not issue any stock options during the six months ended June 30, 2007. The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $0.06 and $0.08 respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.001	9,210	1.41	$0.001	9,210	$0.001
$0.01	16,000	2.25	$0.01	16,000	$0.01
$0.30	100,000	1.90	$0.30	100,000	$0.30
$1.00	165,000.50		$1.00	165,000	$1.00
$2.00	259,395.58		$2.00	259,395	$2.00
$3.00	1,115,000	2.17	$3.00	1,115,000	$3.00
$0.001 - $3.00	1,664,605	1.74	$2.44	1,664,605	$2.44

Note 7.  Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2007, the Company had a net loss of $1,630,934 and had a stockholders’ deficit of $6,478,698 at June 30, 2007.

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

Overview

We supply bulk material and finished products featuring our patented and wholly natural compound AC-11® (“AC-11”) as a core ingredient to wholesale distributors, skin care and nutraceutical marketing companies. These companies create their own private labeled products utilizing our compound and technology for the retail market. In addition, we license our technology and trademark to third party marketers and manufacturers of skin care and nutraceutical products.

The decision to purchase our patented ingredient and license our technology is driven in large part by the scientific and clinical evidence validating the safety and efficacy of AC-11®. In third party studies AC-11 has been shown to repair damage to DNA due to multiple factors including; over exposure to the sun, environmental pollution, stress and other toxins. In addition, AC-11 has demonstrated effectiveness as an inhibitor of pro-inflammatory agents and as an immune system enhancer.

AC-11 is a bioactive form of the medicinal herb known as Uncaria tomentosa which is indigenous to the Amazon rainforest and other tropical areas of South and Central America. AC-11 is manufactured using our specialized equipment and patented process by the Centroflora Group of Sao Paulo, Brazil, to deliver a unique alkaloid free, water soluble extract, standardized to an 8% carboxyl alkyl ester concentration. This facility complies with worldwide, voluntary standards for quality management and Good Manufacturing Practices.

We sell Activar AC-11, an oral nutritional supplement, direct to the consumer primarily through our Internet website www.AC-11.com. We do not sell Activar AC-11 through traditional wholesale or retail outlets. Activar AC-11 is a once daily capsule containing 350 mg of AC-11 with a suggested retail price of $29.95 for a one month supply. Activar AC-11 is manufactured for us by Garden State Nutritional in New Jersey.

We sell AC-11 as a bulk ingredient to companies in the nutraceutical, cosmeceutical, skin care and hair care industries. Although we have executed several new bulk ingredient supply agreements with mass market retailers including Itochu Corporation, Solgar Herb and Vitamin Company and Life Extension, we continue to be highly dependent on a small base of customers that purchase bulk AC-11 as an ingredient and as such, these customers make purchases from us only when required to do so in connection with their manufacturing cycle and market demand. We rely on independent commissioned sales people, consultants and management to introduce us to prospective marketing partners and customers.

In the third quarter of 2005, we commenced development of a line of proprietary topical skin care products which contain AC-11 as an active ingredient. Consisting of a day cream, night cream and eye cream the products are designed to repair damage to the skin due to multiple causes including; exposure to ultraviolet rays, stress and pollution while enhancing skin elasticity, and reducing wrinkles and other visible signs of aging. Our products are marketed to appeal to a targeted demographic audience which includes women ages 30 and over. Our skin care products are manufactured for us by Celmark, a division of Garden State Nutritional.

We are currently in discussions with wholesale marketing companies who may distribute our manufactured skin care products to the retail consumer. Also, through our partner Itochu Corporation Tokyo and on a direct basis, we are exploring strategies to license our technology and trademark (AC-11®) for use in a variety of skin care products containing our patented ingredient. We plan to seek other wholesale channels of distribution for bulk AC-11 manufactured skin care skin care products and our technology to distribution networks both domestically and in international markets.

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

Accounts Receivable and Bad Debt Expense

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for doubtful accounts. We estimate bad debt expense based upon past experience related to specific customers' ability to pay and current economic conditions. At June 30, 2007, our allowance for doubtful accounts was approximately $27,000.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

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

Net sales for the quarter ended June 30, 2007 were $92,136 compared to net sales of $85,178 for the quarter ended June 30, 2006, an increase of $6,958 or 8.2%. Our net sales by product line are summarized in the following table:

	Three months ended June 30,		$	%
	2007	2006	Inc/(Dec)	Inc/(Dec)
Activar AC-11	$7,575	$12,412	$(4,837)	(39.0%)
Bulk AC-11	79,341	22,300	57,041	255.8%
Skin Care Products	4,839	43,452	(38,613)	(88.9%)
Other	381	7,014	(6,633)	(94.6%)
Total Revenue	$92,136	$85,178	$6,958	8.2%

Sales of our nutritional supplement product Activar AC-11 decreased $4,837 or 39.0% in the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. This decrease was due to lower unit volume and not the result of a price decrease or discounting.

Sales of bulk AC-11 increased $57,041 or 255.8% in the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. This increase was due primarily to sales made to new customers in 2007.

Sales of our skin care products decreased $38,613 or 88.9% in the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. In the quarter ended June 30, 2006, we sold our skin care products via a television infomercial which we discontinued during the third quarter of 2006.

Other sales consist primarily of sales that we made to our joint venture companies PMO Products and Prometheon Labs in 2006. Also included in other sales are royalties that we earned from products sold by third parties that utilize our trademark AC-11®. Other sales decreased $6,633 or 94.6% in the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. Sales made to our joint venture companies during the quarter ended June 30, 2007 totaled $7,014. We did not make sales to these joint venture companies in 2007 as we sold our joint venture interests in 2006.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing AC-11 and our line of nutritional supplement and skin care products that contain AC-11 as an ingredient. Cost of sales was $26,606 and $61,230 for the quarters ended June 30, 2007 and 2006, respectively. Gross profit as a percentage of net sales for the three months ended June 30, 2007 was 71.1% compared to 28.1% for the comparable period in 2006. The increase in gross profit in 2007 was due to the increase in sales of bulk AC-11 during the period as this product carries a higher gross margin than our nutritional supplement and skin care products.

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

The table below highlights the major components of our SG&A expenses:

	Three months ended June 30,		$	%
	2007	2006	Inc/(Dec)	Inc/(Dec)
Employee compensation and benefits	$58,864	$170,895	$(112,031)	(65.6%)
Marketing, advertising and promotion	63,341	115,382	(52,041)	(45.1%)
Research and development	2,486	19,550	(17,064)	(87.3%)
Consulting and other professional services	11,100	27,730	(16,630)	(60.0%)
Legal and accounting	77,353	164,727	(87,374)	(53.0%)
General and administrative	49,747	64,252	(14,505)	(22.6%)
Occupancy	53,382	34,497	18,885	54.7%
Stock based compensation	--	20,625	(20,625)	(100.0%)
Depreciation and amortization	60,040	74,384	(14,344)	(19.3%)
Total SG&A	$376,313	$692,042	$(315,729)	(45.6%)

In total, SG&A expenses decreased $315,729 or 45.6% from $692,042 for the three months ended June 30, 2006 to $376,313 for the comparable period in 2007. Expenses decreased in all categories with the exception of occupancy. Areas where we achieved significant cost savings are as follows:

•	Employee compensation expense decreased $112,031 or 65.6% in 2007 compared to 2006. This decrease is due to a reduction in the number of full-time employees.

•
Marketing, advertising and promotion expenses decreased $52,041 or 45.1% in 2007 compared to 2006. During 2006, we incurred costs related to the production of our TV infomercial and the purchase of media time.

•
Research and development expenses decreased $17,064 or 87.3% in 2007 compared to 2006. This decrease was due to higher product development costs and higher costs related to services provided by scientific advisors in 2006 compared to 2007.

•
Consulting and other professional services decreased $16,630 or 60.0% in 2007 compared to 2006. A majority of this decrease is due to the fact that in 2006, we engaged the services of consultants in the areas of strategic planning, mergers and acquisitions, investor relations and business development. We terminated many of these relationships during 2006.

•
Legal and accounting expenses decreased $87,374 or 53.0% in 2007 compared to 2006. In 2006 we incurred a one time cost related to an accounting system conversion. We also incurred higher legal costs in 2006 related to the maintenance of our patent portfolio.

•
We incurred stock based compensation expense of $20,625 in 2006 related to stock options issued to employees pursuant to FASB 123R. We did not incur stock based compensation during the comparable period in 2007.

Occupancy expenses increased $18,885 from $34,497 for the three months ended June 30, 2007 to $53,382. During the three months ended June 30, 2006 we subleased a portion of our office space which reduced our occupancy expense. We did not sublet any of our office space during the three months ended June 30, 2007.

Interest Expense

Interest expense for the three months ended June 30, 2007 was $483,176 compared to $383,868 in the comparable period in 2006. Of the total in 2007, $391,568 was non-cash interest expense resulting from the accounting treatment of our convertible notes. The remaining $91,608 was interest due under the convertible notes. As of June 30, 2007, we have not paid $399,804 of interest due under our convertible notes and accordingly this amount is included in accrued expenses at June 30, 2007.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, during the three months ended June 30, 2007, we recorded non-cash other income of $53,697 related to the decrease in the fair value of the warrants and embedded derivative liability.

Net Loss

Net loss for the three months ended June 30, 2007 was $740,262 or $0.07 per share, compared to a net loss of $1,330,688 or $0.12 for the three months ended June 30, 2006.

RESULTS OF OPERATIONS

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Net Sales

Net sales for the six months ended June 30, 2007 were $209,705 compared to net sales of $123,784 for the six months ended June 30, 2006, an increase of $85,921 or 69.4%. Our net sales by product line are summarized in the following table:

	Six months ended June 30,		$	%
	2007	2006	Inc/(Dec)	Inc/(Dec)
Activar AC-11	$16,433	$25,043	$(8,610)	(34.4%)
Bulk AC-11	181,437	42,825	138,612	323.7%
Skin Care Products	10,839	43,452	(32,613)	(75.1%)
Other	996	12,464	(11,468)	(92.0%)
Total Revenue	$209,705	$123,784	$85,921	69.4%

Sales of our nutritional supplement product Activar AC-11 decreased $8,610 or 34.4% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease was due to lower unit volume and not the result of a price decrease or discounting.

Sales of bulk AC-11 increased $138,612 or 323.7% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was due to sales made to new customers in 2007 and to higher order levels from existing customers.

Sales of our skin care products decreased $32,613 or 75.1% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. During the six months ended June 30, 2006, we sold our skin care products via a television infomercial which we discontinued during the third quarter of 2006.

Other sales consist primarily of sales that we made to our joint venture companies PMO Products and Prometheon Labs in 2006. Also included in other sales are royalties that we earned from products sold by third parties that utilize our trademark AC-11®. Other sales decreased $11,468 or 92.0% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Sales made to our joint venture companies during the six months ended June 30, 2007 totaled $8,511. We did not make sales to these joint venture companies in 2007 as we sold our joint venture interests in 2006.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing AC-11 and our line of nutritional supplement and skin care products that contain AC-11 as an ingredient. Cost of sales was $70,442 and $89,255 for the six months ended June 30, 2007 and 2006, respectively. Gross profit as a percentage of net sales for the six months ended June 30, 2007 was 66.4% compared to 27.9% for the comparable period in 2006. The increase in gross profit in 2007 was due to the increase in sales of bulk AC-11 during the period as this product carries a higher gross margin than our nutritional supplement and skin care products.

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

The table below highlights the major components of our SG&A expenses:

	Six months ended June 30,		$	%
	2007	2006	Inc/(Dec)	Inc/(Dec)
Employee compensation and benefits	$117,855	$385,785	$(267,930)	(69.5%)
Marketing, advertising and promotion	126,289	443,335	(317,046)	(71.5%)
Research and development	7,050	70,555	(63,505)	(90.0%)
Consulting and other professional services	27,229	135,670	(108,441)	(79.9%)
Legal and accounting	188,322	332,761	(144,439)	(43.4%)
General and administrative	107,114	130,269	(23,155)	(17.8%)
Occupancy	84,028	86,075	(2,047)	(2.4%)
Stock based compensation	--	209,175	(209,175)	(100.0%)
Depreciation and amortization	120,088	148,367	(28,279)	(19.1%)
Total SG&A	$777,975	$1,941,992	$(1,164,017)	(59.9%)

In total, SG&A expenses decreased $1,164,017 or 59.9% from $1,941,992 for the six months ended June 30, 2006 to $777,975 for the comparable period in 2007. Areas where we achieved significant cost savings are as follows:

•	Employee compensation expense decreased $267,930 or 69.5% in 2007 compared to 2006. This decrease is due to a reduction in the number of full-time employees.

•
Marketing, advertising and promotion expenses decreased $317,046 or 71.5% in 2007 compared to 2006. During 2006, we incurred one time costs related to the production of our TV infomercial and the purchase of media time.

•
Research and development expenses decreased $63,505 or 90.0% in 2007 compared to 2006. This decrease was due to higher product development costs and higher costs related to services provided by scientific advisors in 2006 compared to 2007.

•
Consulting and other professional services decreased $108,441 or 79.9% in 2007 compared to 2006. A majority of this decrease is due to the fact that in 2006, we engaged the services of consultants in the areas of strategic planning, mergers and acquisitions, investor relations and business development. We terminated many of these relationships during 2006.

•
Legal and accounting expenses decreased $144,439 or 43.4% in 2007 compared to 2006. In 2006 we incurred a one time cost related to an accounting system conversion. We also incurred higher legal costs in 2006 related to the maintenance of our patent portfolio.

•
We incurred stock based compensation expense of $209,175 in 2006 related to stock options issued to employees pursuant to FASB 123R. We did not incur stock based compensation during the comparable period in 2007.

Interest Expense

Interest expense for the six months ended June 30, 2007 was $1,807,790 compared to $1,043,940 in the comparable period in 2006. Of the total in 2007, $1,627,917 was non-cash interest expense resulting from the accounting treatment of our convertible notes. The remaining $179,813 was interest due under the convertible notes. As of June 30, 2007, we have not paid $399,804 of interest due under our convertible notes and accordingly this amount is included in accrued expenses at June 30, 2007.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, during the six months ended June 30, 2007, we recorded non-cash other income of $815,508 related to the decrease in the fair value of the warrants and embedded derivative liability.

Net Loss

Net loss for the six months ended June 30, 2007 was $1,630,934 or $0.15 per share, compared to a net loss of $2,905,279 or $0.27 for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations, a stockholders’ deficit of approximately $6,479,000 as of June 30, 2007, our current rate of cash consumption and the uncertainty of liquidity related initiatives described below, there is substantial doubt as to our ability to continue as a going concern. Future losses are likely to continue unless we successfully implement our business plan. At June 30, 2007, we had cash of approximately $43,000 and net working capital of approximately $191,000. Excluding approximately $855,000 of inventory, we have a net working capital deficit of approximately $664,000. As of that same date, we had approximately $774,000 in current liabilities.

At June 30, 2007, we have an aggregate of $4,592,981 of secured convertible notes outstanding, which may hinder our ability to raise additional debt or equity capital. In addition, we have granted a security interest in substantially all of our assets to the holders of the notes. If we were required to repay all or a portion of the outstanding balance of the notes in cash due to the occurrence of an event of default, we would be required to raise additional funds in the event that we do not have sufficient cash available. There can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. If we were to seek asset based financing, we would need the approval of the existing note holders which we may not receive. Any additional equity financing may involve substantial dilution to our then existing shareholders. Consequently, if we were unable to repay the notes, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

We currently do not have the required cash on hand and therefore, we will be relying on product sales to augment our existing cash. In addition, this estimated “burn-rate” does not include costs related to (i) marketing and advertising our products, (ii) cash needed to satisfy existing accounts payable, (iii) research and new product development and; (iv) interest payable under our notes which at June 30, 2007 was approximately $400,000.

Item 3.  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures: As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of Daniel Zwiren, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. The system of disclosure controls and procedures was designed to be effective at a reasonable assurance level. Based on that evaluation, Mr. Zwiren has concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert him of information required to be disclosed by us in reports that we file or submit under the Securities Act of 1934. During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated: August 17, 2007

OPTIGENEX INC.
Registrant

By:  /s/ Daniel Zwiren

Daniel Zwiren
President, Chief Executive Officer and Chief Financial Officer