Form 10QSB
period 2007-09-30
OPTIGENEX INC.
filed 2007-11-19
CIK 1168776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

There were 31,955,131 shares of Common Stock outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

OPTIGENEX INC.

PART 1. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements - Unaudited

OPTIGENEX INC.

Condensed Balance Sheet - Unaudited

September 30, 2007

ASSETS

Current assets:
Cash	$47,090
Accounts receivable, net	16,250
Inventories, net	827,402
Prepaid expenses and other current assets	49,247

Total current assets	939,989

Property and equipment, net	43,418
Intangible assets, net	1,364,348
Other assets	50,458

Total Assets	$2,398,213

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$273,297
Accrued expenses	573,954
Current portion of callable secured convertible notes	1,105,209
Deferred income	139,860

Total current liabilities	2,092,320

Callable secured convertible notes, net of current portion and debt discount of $2,105,894; including embedded derivative liability	5,997,880
Common stock warrants	266,021

Total liabilities	8,356,221

Stockholders' deficiency:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, none issued	-
Common stock - $0.001 par value; 100,000,000 shares authorized, 16,318,774 shares issued and outstanding	16,318
Additional paid-in capital	18,083,790
Accumulated deficit	(24,058,116)
Total stockholders’ deficiency	(5,958,008)

Total Liabilities and Stockholders’ Deficiency	$2,398,213

See notes to condensed financial statements

OPTIGENEX INC.

Condensed Statements of Operations - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$150,538	$77,603	$360,243	$201,387

Cost of sales	79,089	179,137	149,531	268,392

Gross profit	71,449	(101,534)	210,712	(67,005)

Selling, general and administrative	302,605	465,392	1,080,580	2,407,384

(Loss) from operations	(231,156)	(566,926)	(869,868)	(2,474,389)

Other (income) expense:
Interest expense, net	491,974	8,483,380	2,299,704	9,527,320
Equity in loss from joint ventures		(2,705)		36,145
Net (income) due to change in fair value of common stock warrants and derivative liability	(1,221,048)	(4,582,942)	(2,036,556)	(4,667,916)

Net income (loss)	$497,918	$(4,464,659)	$(1,133,016)	$(7,369,938)

Net income (loss) per common share:
Basic	$0.04	$(0.41)	$(0.10)	$(0.69)
Diluted	$0.00	$(0.41)	$(0.10)	$(0.69)

Weighted average number of common shares outstanding:
Basic	12,073,461	10,850,234	11,500,670	10,744,007
Diluted	2,991,010,609	10,850,234	11,500,670	10,744,007

See notes to condensed financial statements

OPTIGENEX INC.

Condensed Statements of Cash Flows - Unaudited

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net cash used in operating activities	$(356,063)	$(2,251,823)

Cash flows from investing activities:
Investment in joint venture	-	(5,000)
Proceeds from sale of investment in joint venture	-	6,841
Patent costs	-	(26,559)
Net cash used in investing activities	-	(24,718)

Cash flows from financing activities:
Proceeds from the sale of convertible notes	250,000	1,865,000
Principal payments under convertible notes	-	(115,555)
Deferred financing costs	-	(20,200)
Net cash provided by financing activities	250,000	1,729,245

Net decrease in cash	(106,063)	(547,296)
Cash - beginning of period	153,153	969,289
Cash - end of period	$47,090	$421,993

Supplemental schedule of cash flow information:
Cash paid for interest	$-	$205,123

Supplemental schedule of non-cash investing and financing activities:

Debt discount in connection with recording value of embedded derivative liability feature	$312,500	$1,865,000
Allocation of convertible note proceeds to warrants	$800,000	$8,021,094
Common stock issued in connection with conversion of convertible notes	$24,815	$51,600

See notes to condensed financial statements

Optigenex Inc. - Notes to Condensed Financial Statements September 30, 2007 (Unaudited)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The unaudited condensed interim financial statements for the three and nine month periods ended September 30, 2007 and 2006 include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results of operations expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2006 and for the year then ended and the notes thereto, which are contained in the Company’s Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Optigenex Inc. - Notes to Condensed Financial Statements September 30, 2007 (Unaudited)

Note 2.  Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, consisting of options and warrants outstanding are shown in the table below:

Potential common stock consists of the following:

At September 30,	2007
Stock options	1,664,605
Common stock warrants	120,891,918
Common stock issuable upon conversion of convertible notes (1)	2,856,380,625
Total	2,978,937,148

(1) At September 30, 2007 the Company had Callable Secured Convertible Notes outstanding of $4,570,209. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. At September 30, 2007 the Notes would have been convertible into shares of the Company’s common stock at a price of $0.0016. See Note 6 for a complete discussion of the Callable Secured Convertible Notes.

Note 3.  Inventories

Inventories consisted of the following components at September 30, 2007:

Raw materials	$791,241
Finished goods	1,108,783
Inventory reserve	(1,072,622)
$827,402

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

Note 4.  Deferred Income

In July 2007, the Company sold a two-year exclusive license to a new customer in exchange for an upfront fee of $159,840. The entire amount of the license fee was collected as of September 30, 2007. The Company recorded the upfront license fee as deferred income and will amortize it to revenue in equal monthly amounts of $6,660 over the two-year period of the license. During the three months ended September 30, 2007, the Company recorded license fee revenue of $19,980. The balance of deferred income at September 30, 2007 was $139,860.

Note 5.  Stockholders’ Deficiency

From September 4, 2007 through September 27, 2007, the Note Holders converted a total of $22,772 of Convertible Notes into 5,050,458 shares of the Company's common stock at conversion prices ranging from of $0.0091 to $0.00181 per share.

On February 16, 2007, the Note Holders converted a total of $723 of Convertible Notes into 109,850 shares of the Company's common stock at a price of $0.0066 per share.

On January 29, 2007, the Note Holders converted a total of $1,320 of Convertible Notes into 200,000 shares of the Company's common stock at a price of $0.0066 per share.

Optigenex Inc. - Notes to Condensed Financial Statements September 30, 2007 (Unaudited)

Note 6.  Callable Secured Convertible Notes and Common Stock Warrants

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

Optigenex Inc. - Notes to Condensed Financial Statements September 30, 2007 (Unaudited)

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

Re-measurement of the fair value of common stock warrants

The Company is required to measure the fair value of the warrants on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liability related to the warrants. Accordingly, the Company measured the fair value of the 120,625,000 warrants at September 30, 2007 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.0027, exercise price of warrants ranging from $0.07 to $4.50, risk-free interest rate of 4.26%, expected volatility ranging from 125% to 162% and expected lives ranging from 2.9 to 6.3 years. This resulted in an aggregate fair value for the 120,625,000 warrants of $266,021 at September 30, 2007. As a result of this re-measurement, the Company recorded non-cash other income of $934,815 for the three months ended September 30, 2007. For the nine months ended September 30, 2007, the Company recorded non-cash other income of $1,535,026 related to the re-measurement of the fair value of the common stock warrants.

Re-measurement of the fair value of the embedded conversion feature

The Company is required to measure the fair value of the embedded conversion feature related to the $4,570,209 of convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liability related to the embedded conversion feature. Accordingly, the Company measured the fair value of the embedded conversion feature at September 30, 2007 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.0027, exercise price of $0.0016 which represents a 40% discount to the market price on September 30, 2007; risk-free interest rate of 4.26%, expected volatility of 111% and expected lives ranging from 0.9 to 2.3 years. This resulted in an aggregate fair value for the embedded conversion feature of $4,638,774 at September 30, 2007. As a result of this re-measurement, the Company recorded non-cash other income of $286,233 for the three months ended September 30, 2007. For the nine months ended September 30, 2007, the Company recorded non-cash other income of $501,530 related to the re-measurement of the fair value of the embedded conversion feature.

Optigenex Inc. - Notes to Condensed Financial Statements September 30, 2007 (Unaudited)

In total, for the three and nine months ended September 30, 2007, the Company recorded non-cash other income of $1,221,048 and $2,036,556 respectively, related to the net change in the fair value of the liabilities related to the common stock warrants and embedded conversion feature.

A summary of the Callable Secured Convertible Notes at September 30, 2007 is as follows:

Callable Secured Convertible Notes; 8% per annum; due August 31,2008	$1,105,209

Callable Secured Convertible Notes; 8% per annum; due October 19, 2008	1,350,000

Callable Secured Convertible Notes; 8% per annum; due February 17, 2009	1,350,000

Callable Secured Convertible Notes; 8% per annum; due September 15, 2009	515,000

Callable Secured Convertible Notes; 8% per annum; due February 14, 2010	250,000

Sub-Total	4,570,209

Less: Current Portion	(1,105,209)

Less: Debt Discount, net of accumulated amortization of $2,020,453	(2,105,894)

Plus: Embedded Derivative Liability	4,638,774

Total	$5,997,880

During the three months ended September 30, 2007, the Note Holders converted a total of $22,772 of the Convertible Notes due August 31, 2008 into 5,050,458 shares of the Company's common stock at conversion prices ranging from of $0.0091 to $0.00181 per share.

As of September 30, 2007, the total amount of accrued but unpaid interest due under the Notes was $492,326. This amount is included in accrued expenses at September 30, 2007.

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

The fair value of each option award is estimated on the date of each option grant using the Black-Scholes option valuation model using the assumptions noted in the following table. Because the Company’s common stock has only traded publicly since April 2005, the expected volatility for the three and nine months ended September 30, 2006 was estimated based on a sampling of similar size companies. The Company has limited history by which to estimate the expected holding period of the options, and therefore, has estimated that the expected holding period for all stock options granted is equal to the contractual life of the option.

	Three months ended September 30,		Nine months ended September 30,
	2007 (1)	2006	2007(1)	2006
Expected life (in years)	NA	NA	NA	5
Risk-free interest rate	NA	NA	NA	4.66 -5.2%
Volatility	NA	NA	NA	100%
Dividend yield	NA	NA	NA	None

(1) The Company did not issue any stock options during the three and nine months ended September 30, 2007 and the three months ended September 30, 2007.

Optigenex Inc. - Notes to Condensed Financial Statements September 30, 2007 (Unaudited)

The following table summarizes the stock option activity for the nine months ended September 30, 2007:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,664,605	$2.44
Granted	--	--
Exercised	--	--
Forfeited/Cancelled	--	--
Outstanding at September 30, 2007	1,664,605	$2.44	$16
Exercisable at September 30, 2007	1,664,605	$2.44	$16
Vested and expected to vest at September 30, 2007	1,664,605	$2.44	$16

A summary of the status of the Company’s non-vested stock options as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

Number of Options
Non-vested at December 31, 2006	--
Granted	--
Vested	--
Forfeited/Cancelled	--
Outstanding at September 30, 2007	--

The Company did not issue any stock options during the three and nine months ended September 30, 2007 and during the three months ended September 30, 2006. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 was $0.08.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.001	9,210	1.16	$0.001	9,210	$0.001
$0.01	16,000	2.00	$0.01	16,000	$0.01
$0.30	100,000	1.65	$0.30	100,000	$0.30
$1.00	165,000.25		$1.00	165,000	$1.00
$2.00	259,395.33		$2.00	259,395	$2.00
$3.00	1,115,000	1.92	$3.00	1,115,000	$3.00
$0.001 - $3.00	1,664,605	1.49	$2.44	1,664,605	$2.44

Optigenex Inc. - Notes to Condensed Financial Statements September 30, 2007 (Unaudited)

Note 8.  Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2007, the Company had a net loss of $1,133,016 and had working capital and stockholders’ deficits of $1,152,331 and $5,958,008, respectively at September 30, 2007.

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

Note 9.  Subsequent Event

From October 1, 2007 through November 12, 2007, the Note Holders converted a total of $20,059 of Convertible Notes due August 31, 2008 into 15,636,357 shares of the Company's common stock at conversion prices ranging from of $0.00157 to $0.00125 per share.

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

The decision to purchase our patented ingredient and license our technology is driven in large part by the scientific and clinical evidence validating the safety and efficacy of AC-11. In third party studies AC-11 has been shown to repair damage to DNA due to multiple factors including; over exposure to the sun, environmental pollution, stress and other toxins. In addition, AC-11 has demonstrated effectiveness as an inhibitor of pro-inflammatory agents and as an immune system enhancer.

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

In October of 2007 we discontinued our direct to consumer sales of Activar AC-11 oral nutritional supplements through our Internet website www.AC-11.com. The decision to cease sales through this channel was influenced by the exclusive rights we granted to Solgar Herb and Vitamin to market AC-11 supplements to the retail market. We have no plans to re-introduce the Activar AC-11 oral supplement through our Internet site in the near future.

We sell AC-11 as a bulk ingredient to companies in the nutraceutical, cosmeceutical, skin care and hair care industries. Although we have executed bulk ingredient supply and trademark license agreements with customers such as Itochu Corporation (Tokyo, Japan), Solgar Herb and Vitamin Company and Life Extension, we continue to be highly dependent on a small base of customers that purchase bulk AC-11 as an ingredient and as such, these customers make purchases from us only when required to do so in connection with their manufacturing cycle and market demand. We rely on independent commissioned sales people, consultants and management to introduce us to prospective marketing partners and customers.

We have developed a line of proprietary topical skin care products which contain AC-11 as an active ingredient. Consisting of a day cream, night cream and eye cream the products are designed to repair damage to the skin due to multiple causes including; exposure to ultraviolet rays, stress and pollution while enhancing skin elasticity, and reducing wrinkles and other visible signs of aging. Our products are marketed to appeal to a targeted demographic audience which includes women ages 30 and over. These skin care products are manufactured for us by Celmark, a division of Garden State Nutritional.

We are currently in discussions with wholesale marketing companies who may distribute our manufactured skin care products to the retail consumer. Also, through our partner Itochu Corporation Tokyo and on a direct basis, we are exploring strategies to license our technology and trademark (AC-11®) for use in a variety of skin care products containing our patented ingredient. We plan to seek other wholesale channels of distribution for bulk AC-11, manufactured skin care skin care products and our technology to distribution networks both domestically and in international markets.

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

Accounts Receivable and Bad Debt Expense

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for doubtful accounts. We estimate bad debt expense based upon past experience related to specific customers' ability to pay and current economic conditions. At September 30, 2007, our allowance for doubtful accounts was approximately $27,000.

Inventory

Our inventories are stated at the lower of cost, determined by the average cost method, or market. Our inventories consists of (i) raw materials that we purchase from a sole supplier in Brazil; (ii) our proprietary compound known as AC-11 which is manufactured in Brazil; and (iii) our line of nutritional supplement and skin care products that are produced for us by a contract manufacturer in the United States. We periodically review our inventories for evidence of spoilage and/or obsolescence and we remove these items from inventory at their carrying value. During 2006, we incurred inventory write-offs of approximately $280,000 as follows: (i) $152,000 of obsolete inventory which consisted of finished nutritional supplements that reached their stated expiration date; (ii) $51,000 of obsolete packaging components related to our skin creams and discontinued nutritional supplements; and (iii) $77,000 of raw material inventory in connection with the production of finished bulk AC-11 powder that did not conform to our specifications. An inventory valuation allowance is established when we determine that quantities of inventory items on hand may exceed projected demand prior to the expiration date of such inventory items. At December 31, 2006, we recorded an inventory allowance of approximately $1,073,000 related to the book value certain raw material and finished goods inventory items that we determined may not be sold prior to their respective expiration dates. To date, we have not taken any additional inventory write-downs in 2007.

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

We account for long-lived assets and certain identified intangible assets such as patents and trademarks in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Management reviews these long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. We monitor our projections of expected future net cash flows on an ongoing basis. If we determine that our projections require revision due to specific events such as a delayed product launch or a change in our product mix, or changes in economic conditions, we may incur additional write-offs. We recorded an impairment charge of approximately $935,000 in 2006. To date, we have not incurred any additional impairment charges in 2007.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Net Sales

Our net sales are derived from the sale of our nutritional supplement product Activar AC-11® and our line of proprietary skin care products. We also sell AC-11 as a bulk ingredient to other companies in the nutritional supplement and cosmeceutical industries who utilize it in their own proprietary products. We sell Activar AC-11 direct to consumers through our Internet website www.ac-11.com. During 2006, we began selling our skin care products via a 30-minute TV infomercial. We discontinued the infomercial in June 2006 and as a result, we are not currently selling our skin care products direct to the consumer. In October of 2007 we discontinued our direct to consumer sales of Activar AC-11 nutritional supplements through our Internet website. The decision to cease sales through this channel was influenced by the exclusive rights we granted to Solgar Herb and Vitamin to market AC-11 supplements to the retail market. We have no plans to re-introduce the Activar AC-11 oral supplement through our Internet site in the near future.

Net sales for the quarter ended September 30, 2007 were $150,538 compared to net sales of $77,603 for the quarter ended September 30, 2006, an increase of $72,935 or 94.0%. Our net sales by product line are summarized in the following table:

	Three months ended September 30,		$	%
	2007	2006	Inc/(Dec)	Inc/(Dec)
Activar AC-11	$4,058	$9,399	$(5,341)	(56.8%)
Bulk AC-11	126,500	39,175	87,325	222.9%
Skin Care Products	--	18,495	(18,495)	(100.0%)
License Fee	19,980	--	19,980	NA
Other	--	10,534	(10,534)	(100.0%)
Total Revenue	$150,538	$77,603	$72,935	94.0%

Sales of our nutritional supplement product Activar AC-11 decreased $5,341 or 56.8% in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. This decrease was due to lower unit volume and not the result of a price decrease or discounting.

Sales of bulk AC-11 increased $87,325 or 222.9% in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. This increase was due primarily to sales made to new customers in 2007.

We did not sell any of our skin care products during the quarter ended September 30, 2007. In the quarter ended September 30, 2006, we sold $18,495 of our skin care products, of which, $15,000 was sold to a new customer.

In July 2007, we sold a two-year exclusive trademark license in exchange for an upfront fee of $159,840. We recorded the upfront license fee as deferred income and we will amortize it to revenue in equal monthly amounts of $6,660 over the two-year period of the license. During the three months ended September 30, 2007, the Company recorded license fee revenue of $19,980. The balance of deferred income at September 30, 2007 was $139,860.

Other sales consist primarily of sales that we made to our joint venture companies PMO Products and Prometheon Labs in 2006. Also included in other sales are royalties that we earned from products sold by third parties that utilize our trademark AC-11®. We did not make sales to these joint venture companies in 2007 as we sold our joint venture interests in 2006.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing AC-11 and our line of nutritional supplement and skin care products that contain AC-11 as an ingredient. Cost of sales was $79,089 and $179,137 for the quarters ended September 30, 2007 and 2006, respectively. Gross profit was $71,449 or 47.5% of net sales for the three months ended September 30, 2007. We incurred a gross loss of $101,534 for the comparable period in 2006 due primarily to a write-off of expired inventory of $151,921.

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

The table below highlights the major components of our SG&A expenses:

	Three months ended September 30,		$	%
	2007	2006	Inc/(Dec)	Inc/(Dec)
Employee compensation and benefits	$57,768	$119,555	$(61,787)	(51.7%)
Marketing, advertising and promotion	46,144	44,480	1,664	3.7%
Research and development	1,250	8,884	(7,634)	(85.9%)
Consulting and other professional services	13,022	2,178	10,844	497.9%
Legal and accounting	82,340	130,146	(47,806)	(36.7%)
General and administrative	36,525	48,754	(12,229)	(25.1%)
Occupancy	11,022	36,782	(25,760)	(70.0%)
Stock based compensation	--	2,000	(2,000)	(100.0%)
Depreciation and amortization	54,534	72,613	(18,079)	(24.9%)
Total SG&A	$302,605	$465,392	$(162,787)	(35.0%)

In total, SG&A expenses decreased $162,787 or 35.0% from $465,392 for the three months ended September 30, 2006 to $302,605 for the comparable period in 2007. Areas where we achieved significant cost savings are as follows:

•	Employee compensation expense decreased $61,787 or 51.7% in 2007 compared to 2006. This decrease is due to a reduction in the number of full-time employees.

•	Occupancy expenses decreased $25,760 in 2007 compared to 2006. In August 2007, we relocated our corporate headquarters to Lyndhurst, New Jersey which resulted in a reduction of our monthly rent.

•
Legal and accounting expenses decreased $47,806 or 36.7% in 2007 compared to 2006. We incurred higher legal costs in 2006 related to (i) the maintenance of our patent portfolio and (ii) the services of a compliance officer.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $491,974 compared to $8,483,380 in the comparable period in 2006. Of the total in 2007, $399,452 was non-cash interest expense resulting from the accounting treatment of our convertible notes. The remaining $92,522 was interest due under the convertible notes. As of September 30, 2007, we have not paid $492,326 of interest due under our convertible notes and accordingly this amount is included in accrued expenses at September 30, 2007.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, during the three months ended September 30, 2007, we recorded non-cash other income of $1,221,048 related to the decrease in the fair value of the warrants and embedded derivative liability.

Net Income

Net income for the three months ended September 30, 2007 was $497,918 or $0.04 per share, compared to a net loss of $4,464,659 or $0.41 for the three months ended September 30, 2007.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Net Sales

Net sales for the nine months ended September 30, 2007 were $360,243 compared to net sales of $201,387 for the nine months ended September 30, 2006, an increase of $158,856 or 78.9%. Our net sales by product line are summarized in the following table:

	Nine months ended September 30,		$	%
	2007	2006	Inc/(Dec)	Inc/(Dec)
Activar AC-11	$20,491	$34,442	$(13,951)	(40.5%)
Bulk AC-11	307,937	82,000	225,937	275.5%
Skin Care Products	10,839	61,947	(51,108)	(82.5%)
License Fee	19,980	--	19,980	NA
Other	996	22,998	(22,002)	(95.7%)
Total Revenue	$360,243	$201,387	$158,856	78.9%

For the nine months ended September 30, 2007, sales of our nutritional supplement product Activar AC-11 decreased $13,951 or 40.5% compared to the nine months ended September 30, 2006. This decrease was due to lower unit volume and not the result of a price decrease or discounting.

For the nine months ended September 30, 2007, sales of bulk AC-11 increased $225,937 or 275.5% compared to the nine months ended September 30, 2006. This increase was due primarily to sales made to new customers in 2007.

For the nine months ended September 30, 2007, sales of our skin care products decreased $51,108 or 82.5% compared to the nine months ended September 30, 2006. In 2006, we sold our skin care products via a TV infomercial which we discontinued during the third quarter of 2006.

In July 2007, we sold a two-year exclusive trademark license in exchange for an upfront fee of $159,840. We recorded the upfront license fee as deferred income and we will amortize it to revenue in equal monthly amounts of $6,660 over the two-year period of the license. During the three months ended September 30, 2007, the Company recorded license fee revenue of $19,980. The balance of deferred income at September 30, 2007 was $139,860

Other sales consist primarily of sales that we made to our joint venture companies PMO Products and Prometheon Labs in 2006. Also included in other sales are royalties that we earned from products sold by third parties that utilize our trademark AC-11®. We did not make sales to these joint venture companies in 2007 as we sold our joint venture interests in 2006.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing AC-11 and our line of nutritional supplement and skin care products that contain AC-11 as an ingredient. Cost of sales was $149,531 and $268,392 for the nine months ended September 30, 2007 and 2006, respectively. Gross profit was $210,712 or 58.5% of net sales for the nine months ended September 30, 2007. We incurred a gross loss of $67,005 for the comparable period in 2006 due to a write-off of expired inventory of $151,921.

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

The table below highlights the major components of our SG&A expenses:

	Nine months ended September 30,		$	%
	2007	2006	Inc/(Dec)	Inc/(Dec)
Employee compensation and benefits	$175,623	$505,340	$(329,717)	(65.2%)
Marketing, advertising and promotion	172,433	487,815	(315,382)	(64.7%)
Research and development	8,300	79,439	(71,139)	(89.6%)
Consulting and other professional services	40,251	137,848	(97,597)	(70.8%)
Legal and accounting	270,662	462,907	(192,245)	(41.5%)
General and administrative	143,639	179,023	(35,384)	(19.8%)
Occupancy	95,050	122,857	(27,807)	(22.6%)
Stock based compensation	--	211,175	(211,175)	(100.0%)
Depreciation and amortization	174,622	220,980	(46,358)	(21.0%)
Total SG&A	$1,080,580	$2,407,384	$(1,326,804)	(55.1%)

In total, SG&A expenses decreased $1,326,804 or 55.1% from $2,407,384 for the nine months ended September 30, 2006 to $1,080,580 for the comparable period in 2007. Areas where we achieved significant cost savings are as follows:

•	Employee compensation expense decreased $329,717 or 65.2% in 2007 compared to 2006. This decrease is due to a reduction in the number of full-time employees.

•
Marketing, advertising and promotion expenses decreased $315,382 or 64.7% in 2007 compared to 2006. During 2006, we incurred one time costs related to the production of our TV infomercial and the purchase of media time.

•
Research and development expenses decreased $71,139 or 89.6% in 2007 compared to 2006. This decrease was due to higher product development costs and higher costs related to services provided by scientific advisors in 2006 compared to 2007.

•
Consulting and other professional services decreased $97,597 or 70.8% in 2007 compared to 2006. A majority of this decrease is due to the fact that in 2006, we engaged the services of consultants in the areas of strategic planning, mergers and acquisitions, investor relations and business development. We terminated many of these relationships during 2007.

•
Legal and accounting expenses decreased $192,245 or 41.5% in 2007 compared to 2006. In 2006 we incurred one time costs related to (i) an accounting system conversion and (ii) the filing of a Form SB-2 registration statement with the SEC. We also incurred higher legal costs in 2006 related to the maintenance of our patent portfolio.

•
We incurred stock based compensation expense of $211,175 in 2006 related to stock options issued to employees pursuant to FASB 123R. We did not incur stock based compensation during the comparable period in 2007.

Interest Expense

Interest expense for the nine months ended September 30, 2007 was $2,299,704 compared to $9,527,320 in the comparable period in 2006. Of the total in 2007, $2,027,369 was non-cash interest expense resulting from the accounting treatment of our convertible notes. The remaining $272,335 was interest due under the convertible notes. As of September 30, 2007, we have not paid $492,326 of interest due under our convertible notes and accordingly this amount is included in accrued expenses at September 30, 2007.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, during the nine months ended September 30, 2007, we recorded non-cash other income of $2,036,556 related to the decrease in the fair value of the warrants and embedded derivative liability.

Net Loss

Net loss for the nine months ended September 30, 2007 was $1,133,016 or $0.10 per share, compared to a net loss of $7,369,938 or $0.69 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations, a stockholders’ deficit of $5,958,008 as of September 30, 2007, our current rate of cash consumption and the uncertainty of liquidity related initiatives described below, there is substantial doubt as to our ability to continue as a going concern. Future losses are likely to continue unless we successfully implement our business plan. At September 30, 2007, we had cash of $47,090 and a net working capital deficit of $1,152,331. Excluding $827,402 of inventory, our net working capital deficit is $1,979,733. As of that same date, we had $2,092,320 in current liabilities which includes $1,105,209 of callable secured convertible notes that are due and payable in full on August 31, 2008. Also included in current liabilities is $492,326 of accrued interest which is owed to the holders of our secured convertible notes.

At September 30, 2007, we have an aggregate of $4,570,209 of secured convertible notes outstanding, which may hinder our ability to raise additional debt or equity capital. In addition, we have granted a security interest in substantially all of our assets to the holders of the notes. If we were required to repay all or a portion of the outstanding balance of the notes in cash due to the occurrence of an event of default, we would be required to raise additional funds in the event that we do not have sufficient cash available. As of November 16, 2007, the note holders have not placed the Company in default due to the non-payment of interest.

During the three months ended September 30, 2007 and through November 12, 2007, the note holders converted a total of $42,831 of convertible notes into 20,686,815 shares of the Company's common stock at conversion prices ranging from of $0.0091 to $0.00125 per share. These shares were issued without a restrictive legend pursuant to Rule 144 and were eligible for immediate resale without any limitations.

In mid-October 2007, we made a formal request for additional funds to the existing holders of our secured convertible notes. As of November 16, 2007, we have not been notified by the note holders as to whether or not they are willing to provide the Company with such additional funds. We continue to seek additional sources of debt and/or equity capital in order to fund our ongoing operational activities. There can be no assurance that any additional financing will be available on commercially reasonable terms or at all. If we were to seek asset based financing, we would need the approval of the existing note holders which we may not receive. Any additional equity financing may involve substantial dilution to our then existing shareholders. Consequently, if we were unable to repay the notes, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

Given our limited cash on hand, we have taken steps to decrease the amount of cash required to fund our existing operations. We estimate that we will require approximately $900,000 over the next twelve months or $75,000 per month to fund our existing operations. These costs include (i) compensation and healthcare benefits for our two full-time employees, (ii) compensation for consultants who we deem critical to our business, (iii) general office expenses including rent and utilities, (iv) insurance, and (v) outside legal and accounting services.

We currently do not have the required cash on hand and therefore, we will be relying on product sales to augment our existing cash. In addition, the estimated amount required to fund our operations of $100,000 per month does not include costs related to (i) marketing and advertising our products, (ii) cash needed to satisfy existing accounts payable, (iii) research and new product development and; (iv) interest payable under our notes which at September 30, 2007 was approximately $492,000.

Item 3.  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures: As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of Daniel Zwiren, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. The system of disclosure controls and procedures was designed to be effective at a reasonable assurance level. Based on that evaluation, Mr. Zwiren has concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert him of information required to be disclosed by us in reports that we file or submit under the Securities Act of 1934. During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.  Exhibits

Exhibit No.	Title

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIGENEX INC. Registrant

Dated: November 19, 2007	By:	/s/ Daniel Zwiren
Daniel Zwiren President, Chief Executive Officer and Chief Financial Officer