Form 10KSB
period 2007-12-31
OPTIGENEX INC.
filed 2008-05-16
CIK 1168776

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________ to____________

Commission file number: 000-51248

OPTIGENEX INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-1678933
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. Number)

1170 Valley Brook Ave., 2nd Floor, Suite B, Lyndhurst, NJ	07071
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (201) 355-2098

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

Issuer's revenues for the fiscal year ended December 31, 2007 were $465,970.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 2, 2008, was $66,533 based upon the closing price of $0.001 for such date as reported on the Over-the-Counter Bulletin Board.

There were 66,533,776 shares of Common Stock outstanding as of May 2, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Description of the Company's Business

Optigenex Inc. is engaged in the manufacturing and licensing worldwide of unique health, wellness and beauty products based on its wholly natural botanical extract ingredient, AC-11®. A series of third party clinical, pre-clinical and other scientific studies documented in peer reviewed, published articles support the science behind AC-11®. Four (4) U.S. patents protect the extraction, testing, and manufacturing processes associated with the AC-11® proprietary compound.

The company licenses its technology for the manufacture and sale of privately labeled products containing AC-11® to third-party marketing companies in the personal care and nutraceutical industries. The company also develops and markets its own products featuring AC-11® as a core ingredient.

AC-11® is a bioactive form of the medicinal herb known as Uncaria tomentosa, a plant indigenous to the Amazon rainforest and other tropical regions of South and Central America. AC-11® is manufactured for Optigenex by the Centroflora Group of Sao Paulo, Brazil, using a patented process that delivers an essentially alkaloid free, water-soluble extract, standardized to an 8% carboxyl alkyl ester concentration. Manufacturing takes place under the direction of Optigenex at Centroflora’s facilities utilizing specialized equipment developed and owned by Optigenex. The Centroflora Group is a U.S. FDA-approved manufacturer and complies with standards for quality control recognized and accepted worldwide.

In data compiled from over 10 years of scientific research and development, AC-11® has been shown to help the body’s natural ability to repair, on a cellular level, DNA damaged as a result of exposure to stress, pollution and the photochemical effects of the sun, which in turn may prevent premature aging of the skin. In separate clinical studies, AC-11® also has been shown to be an effective anti-inflammatory and anti-tumor agent, as well as an immune system enhancer.

The Optigenex product line consists of the Activar Skin Renewal System and AC-11® sold as a bulk ingredient to domestic and international partners in the nutraceutical, cosmeceutical, personal care, skin care, and hair care industries. In March 2006, the company began selling the Activar Skin Renewal System of topical skin care products containing AC-11® as an active ingredient. The Activar line currently consists of a day, night and eye repair creams. Initially, Optigenex marketed these products directly to consumers through a celebrity-endorsed television infomercial. The infomercial aired in test markets in March 2006. After reviewing the results, the company decided not to expand the campaign nationally due to the insufficient levels of revenue generated based on the pricing models that had been adopted and the high cost of purchasing media time. Beginning in late 2007, Optigenex began repositioning the skin care line to appeal to higher-end retail, salon, MLM and other market customers by introducing the products to select domestic and international wholesale distributors experienced with products in these channels at these price points.

The Company’s ability to increase revenues is highly dependent upon its existing customers successful marketing of AC-11® based products and the company making further inroads licensing its technology to potential wholesale distribution partners. In addition, the company is focused on increasing its revenues and cash flows by expanding its marketing footprint through the development of new products in the personal care and wellness industries.

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

Anti-Inflammatory - Animal and human studies have found that AC-11 inhibits the immune mediator NF-kB. Research has shown that the inhibition of NF-kB is a rational strategy for the treatment of chronic inflammation. This may create potential uses for AC-11 in the treatment of Arthritis, Chrohn’s Disease, Colitis, Irritable Bowel Syndrome, Lupus and other auto-immune diseases.

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

We believe that all of our existing and proposed products do not require governmental approvals to be marketed in the United States. However, the FDA could conclude that our products are drugs and either require us to conduct clinical trials to establish efficacy and safety or cease to market these products. If this were to occur, our business, financial condition and results of operations may be negatively impacted.

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

Trademarks

We own the following seven registered trademarks:

• "Time Machine"

• "Age Manager"

• "AC-11"

• "Age Manager Professional"

• "Optigene-X"

• "Optigene"

• “CMed-100”

In addition, we have a trademark application pending for the name "Activar" and “Optigenexx”

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

Competition

We compete with companies engaged in the bulk ingredient, and personal care markets. Most of our competitors if not all, have significantly greater financial and human resources and have a longer operating history. In considering our competitive position, we distinguish between our bulk ingredient business, and skin care business.

The bulk ingredient business is dominated by well established market leaders including AHD International, Schouten and Applied Food Science who market and sell a multitude of ingredients, both proprietary and non-proprietary, through a number of diverse channels. Our bulk ingredient business consists of our proprietary product AC-11 and as such, we are dependent upon one product for all our sales. In addition, we utilize a few distributors who market our ingredient to nutracuetical and skin care manufacturers and marketers along with direct to consumer retail marketing companies who use our ingredient in private branded nutraceutical and skin care finished products.

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

The Company’s ability to increase revenues is highly dependent upon its existing customers successful marketing of AC-11® based products and the company making further inroads licensing its technology to potential channel partners. In addition, the company is focused on increasing its revenues and cash flows by expanding its marketing footprint through the development of new products in the personal care and wellness industries.

Employees

As of March 31, 2008, we had 1 full-time employee who serves as our Chief Executive Officer and Chief Financial Officer.

Item 2. Description of Property

Our executive offices are located at 1170 Valley Brook Avenue, 2nd Floor, Suite B, Lyndhurst, New Jersey. We currently sublease approximately 2,000 square feet of space on a month to month basis at a monthly rent of $5,325. Our sublease expires on July 31, 2008.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings.

We received a letter on April 10, 2008, listing a series of complaints on behalf of a former employee as follows:

1.	The Company’s abandonment of patent application number 10/438,247 which names the former employee as inventor.

2.
The assertion that the Company is in breach of an exclusive license agreement with the former employee and the Company owes certain royalties for products sold by claims made under US patent no. 5,895,652 and that the Company was  obligated to pay maintenance fees on same.

We believe that the claims are without merit and responded on May 6, 2008. We maintain that the former employee filed the 10/438,247 patent application while under an employment contract with us. We believe that the former employee violated his employment agreement by filing the 10/438,247 patent in his name without filing the proper assignment to Optigenex.

We believe that the former employee is in breach of the aforementioned license agreement for a series of violations including but not limited to;

a)	Failure to communicate with us on outstanding office actions.
b)	The unauthorized marketing and sale of products by the former employee through his company Suracell.
c)	The unauthorized sale and marketing of products containing AC-11® thus infringing on our patents and trademarks through Suracell.

Furthermore, we have not sold any products that might be covered by any claims of US patent no. 5,895,652.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

	High	Low
First Quarter ended March 31, 2006	$0.80	$0.13
Second Quarter ended June 30, 2006	$0.25	$0.07
Third Quarter ended September 30, 2006	$0.10	$0.07
Fourth Quarter ended December 31, 2006	$0.10	$0.011

First Quarter ended March 31, 2007	$0.15	$0.011
Second Quarter ended June 30, 2007	$0.06	$0.015
Third Quarter ended September 30, 2007	$0.055	$0.0022
Fourth Quarter ended December 31, 2007	$0.0062	$0.0012

Holders

As of March 31, 2008, we had approximately 166 holders of record of our common stock. Certain of our shares were held in street name and as such, we believe that the actual number of beneficial owners is higher.

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

Recent Sales of Unregistered Securities

In the fourth quarter of the year ended December 31, 2007 we did not issue any restricted securities.

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

Accounts Receivable and Bad Debt Expense

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for doubtful accounts. We estimate bad debt expense based upon past experience related to specific customers' ability to pay and current economic conditions. At December 31, 2007, our allowance for doubtful accounts was approximately $27,000.

Inventory

Our inventories are stated at the lower of cost, determined by the average cost method, or market. Our inventories consist of raw materials that we purchase from a sole supplier in Brazil and our proprietary compound known as AC-11 which is manufactured in Brazil. We periodically review our inventories for evidence of spoilage and/or obsolescence and we remove these items from inventory at their carrying value. During 2007, we incurred inventory write-offs of approximately $174,000 as follows: (i) $162,000 of obsolete inventory which consisted of finished skin care products; (ii) $12,000 of bulk AC-11 which was damaged. An inventory valuation allowance is established when we determine that quantities of inventory items on hand may exceed projected demand prior to the expiration date of such inventory items. At December 31, 2007, we recorded an inventory allowance of approximately $161,000 related to the book value of finished goods that we determined may not be sold prior to their respective expiration dates. At December 31, 2007, our inventory valuation allowance is $1,233,000.

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

For our nutritional supplements, we provide a 100% money back guarantee on all unopened and undamaged products that are returned to us within 60 days of purchase. We estimate an allowance for product returns at the time of shipment based on historical experience. In 2007, product returns were negligible. We monitor our estimates on an ongoing basis and we may revise our allowance for product returns to reflect recent experience. To date, we have not made any significant changes in our allowance for returns. Products returned as a result of damage incurred during shipment are replaced at our cost. We do not estimate an allowance for returns due to damage as historically the level of returns has been negligible. For our bulk sales of AC-11, our standard return policy provides for a reimbursement of the full purchase price for any bulk AC-11 that does not conform with the stated specifications. We must receive notification of a return request within 30 days from the date that the customer accepts delivery

Intangibles

We account for long-lived assets and certain identified intangible assets such as patents and trademarks in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Management reviews these long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. We monitor our projections of expected future net cash flows on an ongoing basis. If we determine that our projections require revision due to specific events such as a delayed product launch or a change in our product mix, or changes in economic conditions, we may incur additional write-offs. We did not incur an impairment charge in 2007. We recorded an impairment charge of approximately $935,000 in 2006.

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

RESULTS OF OPERATIONS

For the year ended December 31, 2007 compared to the year ended December 31, 2006.

Net Sales

Our net sales are derived primarily from the sale of AC-11 as a bulk ingredient to other companies in the nutritional supplement and cosmeceutical industries who utilize it in their own proprietary products. During 2006 and 2007, we also sold our line of proprietary skin care products which contain AC-11 as a core ingredient to domestic and international distributors. Currently we do not sell our skin care products direct to consumers. In October 2007, we discontinued our direct to consumer sales of our Activar AC-11 oral nutritional supplements through our Internet website. The decision to cease sales through this channel was influenced by the exclusive rights we granted to Solgar Herb and Vitamin to market their own proprietary AC-11 supplements to the retail market. We have no plans to re-introduce the Activar AC-11 oral supplement through our Internet site in the near future.

Net sales for the year ended December 31, 2007 were $465,970 compared to net sales of approximately $300,924 for the year ended December 31, 2006, an increase of $165,046 or 54.8%. Our net sales by product category are summarized in the following table:

			$	%
	2007	2006	Inc/(Dec)	Inc/(Dec)
Activar AC-11	$21,790	$44,829	(23,039)	(51.4)%
Bulk AC-11	381,843	163,100	218,743	134.1%
Skin Care Products	20,498	61,947	(41,449)	(66.9)%
License Fee	39,960	—	39,960	NA
Other	1,879	31,048	(29,169)	(93.9)%
Total Revenue	$465,970	$300,924	$165,046	54.8%

For the year ended December 31, 2007, sales of our nutritional supplement product Activar AC-11 decreased $23,039 or 51.4% compared to the year ended December 31, 2006. This decrease was due to lower unit volume and not the result of a price decrease or discounting.

For the year ended December 31, 2007, sales of bulk AC-11 increased $218,743 or 134.1% compared to the year ended December 31, 2006. This increase was due primarily to sales made to new customers in 2007.

For the year ended December 31, 2007, sales of our skin care products decreased $41,449 or 66.9% compared to the year ended December 31, 2006. In 2006, we sold our skin care products via a TV infomercial which we discontinued during the third quarter of 2006.

In July 2007, we sold a two-year exclusive trademark license in exchange for an upfront fee of $159,840. We recorded the upfront license fee as deferred income and we will amortize it to revenue in equal monthly amounts of $6,660 over the two-year period of the license. During year ended December 31, 2007, the Company recorded license fee revenue of $39,960. The balance of deferred income at December 31, 2007 was $119,880.

Other sales consist primarily of sales that we made to our joint venture companies PMO Products and Prometheon Labs in 2006. Also included in other sales are royalties that we earned from products sold by third parties that utilize our trademark AC-11®. We did not make sales to these joint venture companies in 2007 as we sold our joint venture interests in 2006.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing AC-11 and our line of nutritional supplement and skin care products that contain AC-11 as an ingredient. Cost of sales was $568,936 and $1,515,688 for the years ended December 31, 2007 and 2006, respectively. Included in cost of sales are write-offs of obsolete inventory of approximately $174,000 and $280,000 in 2007 and 2006 respectively. Also included in cost of sales are inventory allowances of $160,000 and $1,073,000 in 2007 and 2006, respectively, related to certain inventory items which we determined may not be sold prior to the items expiration date. As a result of the inventory write-offs and valuation allowance, we incurred a gross loss of $102,966 in 2007 compared to a gross loss of $1,214,764 in 2006. Excluding the effect of the inventory write-offs and valuation allowance, our gross profit would have been $231,034 or 49.6% in 2007 compared to $138,236 or 45.9%.

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

The table below highlights the major components of our SG&A expenses:

	Years ended December 31,		$	%
	2007	2006	Inc/(Dec)	Inc/(Dec)
Employee compensation and benefits	$224,931	$559,235	$(334,304)	(59.8)%
Marketing, advertising and promotion	197,114	507,326	(310,212)	(61.2)%
Research and development	8,715	98,675	(89,960)	(91.2)%
Consulting and other professional services	44,751	147,628	(102,877)	(69.7)%
Legal and accounting	309,779	553,000	(243,221)	(44.0)%
General and administrative	155,292	225,078	(69,786)	(31.0)%
Occupancy	99,776	153,680	(53,904)	(35.1)%
Stock based compensation	—	213,175	(213,175)	(100.0)%
Depreciation and amortization	247,511	294,731	(47,220)	(16.0)%
Total SG&A	$1,287,869	$2,752,528	$(1,464,659)	(53.2)%

In total, SG&A expenses decreased $1,464,659 or 53.2% from $2,752,528 for the year ended December 31, 2007 to $1,287,869 for the comparable period in 2006. Areas where we achieved significant cost savings are as follows:

•	Employee compensation expense decreased $334,304 or 59.8% in 2007 compared to 2006. This decrease is due to a reduction in the number of full-time employees.

•
Marketing, advertising and promotion expenses decreased $310,212 or 61.2% in 2007 compared to 2006. During 2006, we incurred one time costs related to the production of our TV infomercial and the purchase of media time.

•
Research and development expenses decreased $89,960 or 91.2% in 2007 compared to 2006. This decrease was due to higher product development costs and higher costs related to services provided by scientific advisors in 2006 compared to 2007.

•
Consulting and other professional services decreased $102,877 or 69.7% in 2007 compared to 2006. A majority of this decrease is due to the fact that in 2006, we engaged the services of consultants in the areas of strategic planning, mergers and acquisitions, investor relations and business development. We terminated many of these relationships during 2007.

•
Legal and accounting expenses decreased $243,221 or 44.0% in 2007 compared to 2006. In 2006 we incurred one time costs related to (i) an accounting system conversion and (ii) the filing of a Form SB-2 registration statement with the SEC. We also incurred higher legal costs in 2006 related to the maintenance of our patent portfolio.

•
We incurred stock based compensation expense of $213,175 in 2006 related to stock options and equity awards issued to employees and consultants pursuant to FASB 123R. We did not incur stock based compensation during 2007.

Interest Expense

Interest expense for the year ended December 31, 2007 was $2,798,935 compared to $9,968,557 in the comparable period in 2006. Of the total in 2007, $2,434,864 was non-cash interest expense resulting from the accounting treatment of our convertible notes. The remaining $364,071 was interest due under the convertible notes. As of December 31, 2007, we had not paid $584,062 of interest due under our convertible notes. This amount was subsequently paid to the note holders on January 31, 2008 through the issuance of callable secured convertible notes.

Impairment of Intangible Assets

In connection with an evaluation of the projected demand for the Company’s products, management determined that certain patents related to these products were not impaired at December 31, 2007. These patents cover the extraction, manufacturing and testing processes for the Company’s proprietary compound AC-11. Management’s determination that there was no impairment was based on an analysis of the expected future net cash flows generated from the sale of finished goods in inventory as of December 31, 2007. These finished goods consisted of finished bulk AC-11 that the Company sells as an ingredient to its customer base. Management determined that the projected future net cash flows generated from product sales was greater than the carrying value of the underlying patents at December 31, 2007. A key assumption contained in management’s analysis was the length of the projection period which was limited to two years due to the fact that the bulk AC-11 currently in inventory will reach its stated expiration date over this two year period. In addition, management assumed that it would not manufacture and sell additional bulk AC-11 during the projection period. The sum of the expected future net cash flows generated over the two year period was $1,169,794 which was approximately equal to the net book value of the underlying patents at December 31, 2007, of $1,175,309.

At December 31, 2006, the Company performed a similar evaluation of the expected future net cash flows generated from the sale of finished goods in inventory as of December 31, 2006. These finished goods consisted of the Company’s nutritional supplement product, skin care products and finished bulk AC-11. Management determined that the projected future net cash flows generated from product sales was less than the carrying value of the underlying patents at December 31, 2006. A key assumption contained in management’s analysis was the length of the projection period, which was limited to three years due to the fact that certain products held in inventory at December 31, 2006, would reach their stated expiration date over the three year projection period. In addition, management assumed that it would not manufacture and sell additional quantities of products during the projection period. The sum of the expected future net cash flows generated from sales over the three year period was $1,302,826, which was less than the net book value of the underlying patents at December 31, 2006 of $2,238,274. Accordingly, the Company recorded an impairment charge of $935,448 at December 31, 2006.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, during the year ended December 31, 2007, we recorded non-cash other income of $1,292,010 related to the decrease in the fair value of the warrants and embedded derivative liability.

Net Loss

Net loss for the year ended December 31, 2007 was $2,897,760 or $0.17 per share, compared to a net loss of $7,357,459 or $0.68 for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations, a stockholders’ deficit of $25,822,860 as of December 31, 2007, our current rate of cash consumption and the uncertainty of liquidity related initiatives described below, there is substantial doubt as to our ability to continue as a going concern. Future losses are likely to continue unless we successfully implement our business plan. At December 31, 2007, we had cash of approximately $6,758 and a net working capital deficit of $4,516,543. We have callable secured convertible notes in the principal amounts of $1,064,768 and $1,350,000 that are due and payable on August 31, 2008 and October 19, 2008, respectively.

On January 31, 2008, we entered into three (3) callable secured convertible notes with our existing note holders for the purpose of capitalizing interest owed under all previously executed notes dated August 31, 2005, October 19, 2005, February 14, 2006, September 15, 2006 and February 12, 2007. The aggregate principal amount of the three notes is $584,062 which was equal to the aggregate amount of interest owed to the note holders as of December 31, 2007. We did not receive any funds in connection with entering into these notes. The notes carry an interest rate of 2% and a maturity date of January 31, 2011 and are convertible into shares of our common stock at 60% (the “Applicable Percentage”) multiplied by the average of the three lowest intra-day trading prices for our common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the notes is due upon the occurrence of an event of default. Interest on the notes is paid quarterly in arrears.

On April 15, 2008, we entered into a Securities Purchase Agreement with our four existing note holders for the sale of $155,000 in callable secured convertible notes and warrants to purchase 10,000,000 shares of our common stock. The notes bear interest at 8% and mature on April 15, 2011. We are not required to make any principal payments during the term of the notes. The notes are convertible into shares of our common stock at the note holders' option, at the lower of (i) $0.10 per share or (ii) 45% (the “Applicable Percentage”) multiplied by the average of the three lowest intra-day trading prices for our common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the notes is due upon the occurrence of an event of default. Interest on the notes is paid quarterly in arrears.

The warrants are exercisable for a period of seven years from the date of issuance and have an exercise price of $0.001 per share. In addition, the conversion price of the notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price of $0.001, with the exception of any shares of common stock issued in connection with the notes. We have the right to prepay the entire outstanding balance of the notes under certain circumstances at premiums ranging from 35% to 50%. We also have the right to prepay a portion of the notes each month in an amount equal to 104% of the then outstanding principal balance divided by 36, plus one month’s interest.

In connection with entering into the notes on April 15, 2008, we also amended all previously executed notes with our existing note holders to reduce the Applicable Percentage under such notes from 60% to 45%. The aforementioned notes were entered into on August 31, 2005, October 19, 2005, February 14, 2006, September 15, 2006, February 12, 2007 and January 31, 2008.

As a result of this sale of additional notes, at April 30, 2008, we have an aggregate of $5,254,526 of callable secured convertible notes outstanding, which may hinder our ability to raise additional debt or equity capital. In addition, we have granted a security interest in substantially all of our assets to the holders of the notes. If we were required to repay all or a portion of the outstanding balance of the notes in cash due to the occurrence of an event of default, we would be required to raise additional funds in the event that we do not have sufficient cash available. There can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. If we were to seek asset based financing, we would need the approval of the existing note holders which we may not receive. Any additional equity financing may involve substantial dilution to our then existing shareholders. Consequently, if we were unable to repay the notes, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

We maintain high levels of inventory relative to our historical product sales. We intend to aggressively market our existing inventory of bulk AC-11 in order to convert this inventory into cash. The shelf life of our bulk AC-11 is approximately three years from the date of processing. In October 2006, we began testing certain lots of our existing inventory of bulk AC-11 using established and accepted protocols to determine the stability of the active ingredient and its microbiology profile. We contracted with an independent laboratory to perform these tests. Based on the results of this testing, we extended the shelf life of these specific lots for an additional 24 month period. As a result, the earliest expiration date for our inventory of bulk AC-11 is December 2008. In the event that future lots are retested and the test results indicate that the active ingredient and/or microbiology profile do not meet our specifications, we will be required to write-off the value of this inventory. We are unable to predict the likelihood at this time of future write-offs related to our bulk inventory however at December 31, 2007, we incurred an allowance for inventory obsolescence of approximately $174,000 to reflect the uncertainty of being able to sell our existing inventory prior to its expiration.

Given our limited cash on hand, we have taken steps to decrease the amount of cash required to fund our existing operations. We estimate that we will require approximately $900,000 over the next twelve months or $75,000 per month to fund our existing operations. These costs include (i) compensation and healthcare benefits for our full-time employee, (ii) compensation for consultants who we deem critical to our business, (iii) general office expenses including rent and utilities, (iv) insurance, (v) outside legal and accounting services and, (vi) order fulfillment operations.

We currently do not have the required cash on hand and therefore, we will be relying on product sales to augment our existing cash. In addition, this estimated “burn-rate” does not include costs related to (i) marketing and advertising our products, (ii) cash needed to satisfy existing accounts payable, (iii) research and new product development and; (iv) interest payable under our notes.

Item 7. Financial Statements

The financial statements are included in this annual report on Form 10-KSB at page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Daniel Zwiren, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. The system of disclosure controls and procedures was designed to be effective at a reasonable assurance level. Based on that evaluation, Mr. Zwiren has concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert him of information required to be disclosed by us in reports that we file or submit under the Securities Act of 1934. During the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information about each of our directors and our executive officer as of December 31, 2007:

Name	Age	Positions	Director Since
William Walters	70	Chairman of the Board	2004 (1)
Daniel Zwiren	52	President, Chief Executive Officer and Chief Financial Officer	2008 (2)
Michael Mullarkey	40	Director	2004 (3)

(1)	Mr. Walters resigned as a Director of the Company on April 15, 2008.
(2)	Mr. Zwiren was appointed as a Director of the Company on February 28, 2008.
(3)	Mr. Mullarkey resigned as a Director of the Company on February 28, 2008.

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

Employment Agreements with Management

None.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and greater than 10% stockholders are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the reports furnished to us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were timely made during the fiscal year ended December 31, 2007.

Board Committees

We do not currently have an audit committee or a compensation committee. The full Board acts in place of a nominating committee to investigate qualified nominees for election to the Board when vacancies occur.

Code of Ethics

In November 2005 we adopted a code of ethics that applies to all of our employees including our principal executive officer, principal financial officer and principal accounting officer to our Board of Directors. We will provide to any person without charge, a copy of our code of ethics upon the receipt of a written request sent to our headquarters at 1170 Valley Brook Avenue, 2nd Floor, Suite B, Lyndhurst, NJ 07071.

Item 10. Executive Compensation

The following table sets forth information with respect to compensation earned by the executive officers of the Company for 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Total ($)

Daniel Zwiren, Chief Executive	2007	140,000	0	0	140,000
Officer and Chief Financial Officer (1)	2006	87,500	0	0	87,500

(1)	Mr. Zwiren joined the Company as Chief Financial Officer on May 13, 2006 and was appointed as Chief Executive Officer on September 14, 2006.

Grants of Plan-Based Awards

We did not issue any stock options or other plan-based equity awards in 2007.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

William Walters (1)	0	0	0
Michael Mullarkey (2)	0	0	0

(1)	Mr. Walters resigned as a Director of the Company on April 15, 2008.
(2)	Mr. Mullarkey resigned as a Director of the Company on February 28, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 31, 2008 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock.

Unless otherwise indicated, the address of each beneficial owner is in care of Optigenex Inc., 1170 Valley Brook Avenue, 2nd Floor, Suite B, Lyndhurst, NJ 07071. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

For purposes of this table, a person is deemed to be a beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 31, 2008 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 66,533,776 shares outstanding on March 31, 2008.

Name and Address of Beneficial Owner	Number of Shares (1)		Percent of Class (2)

Directors and Executive Officers:

William Walters, Former Chairman of the Board	1,410,000	(3)	2.1%

Daniel Zwiren, Chairman, Chief Executive Officer and Chief Financial Officer	0		*

All Directors and Executive Officers as a Group (2 persons)	1,410,000		2.1%

* less than 1.0%

(1) All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof and which will not become vested or exercisable within 60 days of March 31, 2008.

(2) Percentages are based on 66,533,776 shares of common stock outstanding on March 31, 2008 and are rounded to nearest one-tenth of one percent. Options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3) Mr. Walters resigned as a Director of the Company on April 15, 2008. Includes options to purchase 400,000 shares of our common stock which are presently exercisable.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2007 concerning shares of common stock authorized for issuance under the Company’s equity compensation plans.

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

Issuance of Non-Plan Options during 2007

We did not issue any non-plan options in 2007.

Item 12. Certain Relationships and Related Transactions

During the fiscal year ended December 31, 2006, we paid Dr. Kenji Kitatani, a former director of our Company consulting fees totaling $39,000. These payments were made pursuant to a consulting agreement between the Company and Dr. Kitatani dated October 1, 2004. Dr. Kitatani provided business development services to the Company and was paid at a rate of $13,000 per month. Our agreement with Dr. Kitatani expired on September 30, 2005, however the Company extended the agreement on a month to month basis until March 31, 2006. Dr. Kitatani resigned as a director on May 8, 2006.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees paid or accrued for the audit and other services provided by our registered independent accounting firms for the fiscal years ended December 31, 2007 and 2006.

	2007		2006
Audit Fees	$53,350	(1)	$82,000	(2)
Audit - Related Fees	—		—
Tax Fees	8,674	(3)	—
All Other Fees	—		—
Audit Fees	$62,024		$82,000

(1) On May 3, 2007, we retained Stark Winter Schenkein & Co., LLP (“Stark Winter”) as our new registered independent accountants. All fees paid in 2007 were paid to Stark Winter Schenkein.

(2) The firm of Goldstein Golub Kessler LLP (“GGK”) acted as our principal accountant through May 1, 2007, at which time we dismissed GGK as reported on a Current Report on Form 8-K filed on May 7, 2007. GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leases auditing staff who are full time, permanent employees of RSM and through which its partners provide non-audit services. GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK.  GGK managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with this examination.

(3) We incurred $8,674 of fees for tax compliance services provided by RMS McGladrey, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIGENEX INC.

/s/ Daniel Zwiren
Daniel Zwiren
Chief Executive Officer

Dated: May 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Zwiren	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	May 15, 2008
Daniel Zwiren	Chief Financial Officer (Principal Financial and Accounting Officer)

OPTIGENEX INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Optigenex, Inc.

We have audited the accompanying balance sheet of Optigenex, Inc. as of December 31, 2007, and the related statements of operations, stockholders’ (deficiency) and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optigenex, Inc. as of December 31, 2007, and results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP

Denver, Colorado
May 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Optigenex Inc.

We have audited the accompanying balance sheet of Optigenex Inc. as of December 31, 2006, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optigenex Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

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

/S/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 13, 2007

OPTIGENEX INC.

BALANCE SHEETS
December 31,

	2007	2006

ASSETS

Current Assets:
Cash	$6,758	$153,153
Accounts receivable, net of allowance for doubtful accounts of $27,426 in 2007 and 2006	10,882	34,510
Inventories, net	468,774	916,645
Prepaid expenses and other current assets	16,541	56,396
Total current assets	502,955	1,160,704

Property and equipment, net	19,868	70,023
Intangible assets, net	1,325,859	1,479,815
Other assets	39,608	114,183
Total Assets	$1,888,290	$2,824,725

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$340,949	$248,565
Accrued expenses	45,000	272,855
Current portion of callable secured convertible notes	4,513,669	-
Deferred income	119,880	-
Total current liabilities	5,019,498	521,420

Callable secured convertible notes including embedded derivative liability	4,427,067	6,152,065
Common stock warrants	124,054	1,001,047
Total liabilities	9,570,619	7,674,532

Commitments

Stockholders' deficiency:
Preferred stock – $0.001 par value; 5,000,000 shares authorized, none issued	$-	$-

Common stock – $0.001 par value; 100,000,000 shares authorized, 52,212,067 and 10,958,736 issued and outstanding respectively	52,212	10,959

Additional paid-in capital	18,088,319	18,064,334

Accumulated deficit	(25,822,860)	(22,925,100)
Total stockholders' deficiency	(7,682,329)	(4,849,807)

Total Liabilities and Stockholders' Deficiency	$1,888,290	$2,824,725

See Notes to Financial Statements

OPTIGENEX INC.

STATEMENTS OF OPERATIONS
Years Ended December 31,

	2007	2006

Net sales	$465,970	$300,924

Cost of sales	568,936	1,515,688

Gross loss	(102,966)	(1,214,764)

Selling, general and administrative	1,287,869	2,752,528

Impairment of intangible assets	–	935,448

Loss from operations	(1,390,835)	(4,902,740)

Other (income) expense:

Interest expense, net	2,798,935	9,968,557

Equity in loss from joint ventures	–	18,145

Net (income)due to change in fair value common stock warrants and derivative liability	(1,292,010)	(7,531,983)

Net loss	$(2,897,760)	$(7,357,459)

Net loss per common share – basic and diluted	$(0.17)	$(0.68)

Weighted-average number of common shares outstanding – basic and diluted	17,066,532	10,784,159

See Notes to Financial Statements

OPTIGENEX INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the Years Ended December 31, 2006 and 2007

			Additional		Stockholders'
			Paid-in	Accumulated	Equity
	Number of Shares	Amount	Capital	Deficit	(Deficiency)

Balance at January 1, 2006	10,450,234	$10,450	$17,797,247	$(15,567,641)	$2,240,056

Issuance of options to consultants	-	-	17,500	-	17,500

Issuance of options to employees	-	-	182,675	-	182,675

Issuance of stock for services	100,000	100	12,900	-	13,000

Conversion of convertible notes into shares of common stock	408,502	409	54,012	-	54,421

Net loss	-	-	-	(7,357,459)	(7,357,459)

Balance at December 31, 2006	10,958,736	10,959	18,064,334	(22,925,100)	(4,849,807)

Conversion of convertible notes into shares of common stock	41,253,331	41,253	23,985	-	65,238

Net loss	-	-	-	(2,897,760)	(2,897,760)

Balance at December 31, 2007	52,212,067	$52,212	$18,088,319	$(25,822,860)	$(7,682,329)

See Notes to Financial Statements

OPTIGENEX INC.

STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2007	2006

Cash flows from operating activities:
Net loss	$(2,897,760)	$(7,357,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50,155	46,811
Amortization of intangibles	153,956	207,348
Amortization of debt discount	1,572,364	1,255,036
Amortization of deferred financing costs	43,400	40,572
Reserve for obsolete inventory	160,378	1,072,622
Bad debt expense (recovery)	-	(10,000)
Stock-based compensation	-	213,175
Non-cash financing costs	862,500	8,406,927
Impairment of intangible assets	-	935,448
Equity in loss from joint ventures	-	36,145
Net income from change in value of warrants and embedded derivative liability	(1,292,010)	(7,531,983)
Changes in operating assets and liabilities:
Decrease in accounts receivable	23,628	69,735
Decrease in inventories	287,493	14,511
Decrease in prepaid expenses and other current assets	39,855	64,259
Decrease in other assets	31,175	50,000
Increase (decrease) in accounts payable	92,384	(194,614)
Increase in accrued expenses	356,207	200,315
Increase (decrease) in deferred income	119,880	(22,036)

Net cash used in operating activities	(396,395)	(2,503,188)

Cash flows from investing activities:
Patent costs	-	(44,034)
Proceeds from sale of joint venture interest	-	6,841
Investment in joint venture	-	(5,000)

Net cash used in investing activities	-	(42,193)

Cash flows from financing activities:
Proceeds from the sale of convertible notes	250,000	1,865,000
Deferred financing costs	-	(20,200)
Repayment of convertible notes	-	(115,555)

Net cash provided by financing activities	250,000	1,729,245

Net increase (decrease) in cash	(146,395)	(816,136)
Cash – beginning of year	153,153	969,289
Cash – end of year	$6,758	$153,153

Supplemental schedule of cash flow information:

Cash paid for interest	$-	$205,123

Supplemental schedule of non-cash investing and financing activities:

Debt discount in connection with recording value of embedded derivative liability	$250,000	$1,865,000

Allocation of convertible note proceeds to warrants	$800,000	$8,021,094

Common stock issued in connection with conversion of convertible notes	$65,238	$54,421

See Notes to Financial Statements

OPTIGENEX INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Inventories are stated at the lower of cost, determined by the average cost method, or market. Inventories consists of (i) raw materials that are purchased from a sole supplier in Brazil and (ii) the Company’s proprietary compound known as AC-11 which is manufactured in Brazil. The Company periodically reviews its inventories for evidence of spoilage and/or obsolescence and removes these items from inventory at their carrying value. An inventory valuation allowance is established when management determines that quantities on hand may exceed projected demand prior to the expiration date of the inventory item.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. At December 31, 2007 and 2006, management performed an evaluation of the carrying value of intangible assets, which consist primarily of patents and patents pending that were acquired in 2003. This resulted in impairment charges of $935,448 in 2006. The Company did not incur an impairment charge in 2007.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s Callable Secured Convertible Notes approximated its fair value based on the current market conditions for similar debt instruments.

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

We estimate an allowance for product returns at the time of shipment based on historical experience. In 2007, product returns were negligible. We monitor our estimates on an ongoing basis and we may revise our allowance for product returns to reflect recent experience. To date, we have not made any significant changes in our allowance for returns. Products returned as a result of damage incurred during shipment are replaced at our cost. We do not estimate an allowance for returns due to damage as historically the level of returns has been negligible. For our bulk sales of AC-11, our standard return policy provides for a reimbursement of the full purchase price for any bulk AC-11 that does not conform with the stated specifications. We must receive notification of a return request within 30 days from the date that the customer accepts delivery

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Depreciation of office and production equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Leasehold Improvements are amortized over the shorter of the lease agreement or the useful lives of the related assets.

Shipping costs are included in cost of sales and amounted to approximately $3,000 and $7,159 for the years ended December 31, 2007 and 2006, respectively.

Research and development costs are expensed when incurred. Research and development costs were approximately $8,700 and $99,000 for the years ended December 31, 2007 and 2006, respectively.

Costs incurred for producing and communicating advertising are expensed as incurred and included in selling, general and administrative expenses in the accompanying statement of operations. Advertising expenses were approximately $297,000 for the year ended December 31, 2006. The Company did not incur any advertising expenses in 2007.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the year ended December 31, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants. When the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments.

If freestanding options or warrants were issued in connection with the issuance of convertible debt or equity instruments and will be accounted for as derivative instrument liabilities (rather than as equity), the total proceeds received are first allocated to the fair value of those freestanding instruments. If the freestanding options or warrants are to be accounted for as equity instruments, the proceeds are allocated between the convertible instrument and those derivative equity instruments, based on their relative fair values. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

To the extent that the fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company amortizes fees associated with obtaining debt instruments over the term of the related debt using the effective interest method. Deferred financing fees aggregated $34,283 and $77,683 at December 31, 2007 and 2006.

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

In September 2006, the FASB issued Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R), or FAS 158. This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, Employers’ Accounting for Pensions, or FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This statement has not had a significant effect on our financial statements.

In February 2007, the FASB issued Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 or FAS 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option.

The following are eligible items for the measurement option established by this Statement:

1. Recognized financial assets and financial liabilities except:

a.	An investment in a subsidiary that the entity is required to consolidate

b.	An interest in a variable interest entity that the entity is required to consolidate

c.
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements.

d.	Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, Accounting for Leases.

e.	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions

f.
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

2. Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

3. Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

4. Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option:

1. May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

2. Is irrevocable (unless a new election date occurs)

3. Is applied only to entire instruments and not to portions of instruments.

The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We have not yet determined what effect, if any, adoption of this Statement will have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109. FINS 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, we shall initially recognize tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. We shall initially and subsequently measure such tax positions as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll-forward of unrecognized tax benefits. The Company has adopted this interpretation as required in 2007 and has applied its provisions to all tax positions upon initial adoption with any cumulative effect adjustment recognized as an adjustment to retained earnings. Adoption of this statement did not have any material effect on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements". This statement is effective for existing registration payment arrangements as of January 1, 2007, with earlier application permitted in previously-unissued financial statements. As discussed in Note 8 and as permitted by the FSP, we adopted the provisions of this FSP in our fourth quarter of 2006, resulting in re-classification of certain of our outstanding warrants from derivative instrument liabilities to equity.

2. LOSS PER SHARE:

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period.

Potential common stock consists of the following:

At December 31,	2007	2006
Stock options	1,664,605	1,664,605
Common stock warrants	120,891,918	100,891,918
Common stock issuable upon conversion of convertible notes (1)	6,291,369,444	482,780,444
Total	6,413,925,967	585,336,967

(1) At December 31, 2007 and 2006, the Company had Callable Secured Convertible Notes outstanding of $4,529,786 and $4,345,024, respectively. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. At December 31, 2007 and 2006, the Notes would have been convertible into shares of the Company’s common stock at prices of $0.00072 and $0.009, respectively. See Note 8 for a complete discussion of the Callable Secured Convertible Notes. The Company does not currently have sufficient authorized common shares to affect the exercise of the stock options or warrants or conversion of the notes.

3. INVENTORIES:

At December 31, 2007 and 2006, inventories net of reserves, were as follows:

	2007	2006
Raw materials	$789,274	$789,274
Finished goods	912,500	1,199,993
Inventory reserves	(1,233,000)	(1,072,622)
	$468,774	$916,645

The Company recorded inventory valuation allowances of $160,378 and $1,072,622 at December 31, 2007 and 2006, respectively. These allowances relate to quantities of raw materials and finished goods that management determined would not be sold prior to their respective expiration dates. The total inventory allowance of $1,233,000 is equal to the book value of the inventory items at December 31, 2007, which was $691,355 for raw materials and $541,645 for finished goods.

During 2007, the Company incurred inventory write-offs totaling approximately $174,000 as follows:

(1) Approximately $12,000 of finished bulk AC-11 powder that was damaged in transit.

(2) Approximately $162,000 of finished skin care products that it no longer intends to sell.

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

(3) Approximately $51,000 of obsolete packaging components for the Company’s skin care and nutritional supplement products.

4. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

December 31,	2007	2006	Useful Life
Office equipment	$88,739	$88,739	3 to 7 years
Leasehold improvements	66,160	66,160	3 years
Production equipment	47,550	47,550	3 to 7 years
	202,449	202,449
Less accumulated depreciation	(182,581)	(132,426)
	$19,868	$70,023

5. INTANGIBLE ASSETS:

Intangible assets, at cost, consist of the following at December 31:

	2007		2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trademarks, trade names and copyrights	$259,712	$109,162	$259,712	$82,722
Patents	1,720,656	686,079	1,720,656	558,563
Patents pending	140,732	-	140,732	-
	$2,121,100	$795,241	$2,121,100	$641,285

The Company's long-lived assets and certain identified intangible assets such as patents, patents pending and trademarks are reviewed in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In connection with an evaluation of the projected demand for the Company’s products, management determined that certain patents related to these products were not impaired at December 31, 2007. These patents cover the extraction, manufacturing and testing processes for the Company’s proprietary compound AC-11. Management’s determination that there was no impairment was based on an analysis of the expected future net cash flows generated from the sale of finished goods in inventory as of December 31, 2007. These finished goods consisted of finished bulk AC-11 that the Company sells as an ingredient to its customer base. Management determined that the projected future net cash flows generated from product sales was greater than the carrying value of the underlying patents at December 31, 2007. A key assumption contained in management’s analysis was the length of the projection period which was limited to two years due to the fact that the bulk AC-11 currently in inventory will reach its stated expiration date over this two year period. In addition, management assumed that it would not manufacture and sell additional bulk AC-11 during the projection period. The sum of the expected future net cash flows generated over the two year period was $1,169,794 which was approximately equal to the net book value of the underlying patents at December 31, 2007, of $1,175,309.

At December 31, 2006, the Company performed a similar evaluation of the expected future net cash flows generated from the sale of finished goods in inventory as of December 31, 2006. These finished goods consisted of the Company’s nutritional supplement product, skin care products and finished bulk AC-11. Management determined that the projected future net cash flows generated from product sales was less than the carrying value of the underlying patents at December 31, 2006. A key assumption contained in management’s analysis was the length of the projection period, which was limited to three years due to the fact that certain products held in inventory at December 31, 2006, would reach their stated expiration date over the three year projection period. In addition, management assumed that it would not manufacture and sell additional quantities of products during the projection period. The sum of the expected future net cash flows generated from sales over the three year period was $1,302,826, which was less than the net book value of the underlying patents at December 31, 2006 of $2,238,274. Accordingly, the Company recorded an impairment charge of $935,448 at December 31, 2006.

Patents are amortized over periods ranging from of 12 to 18 years, which represents the remaining lives of the patents. Patent pending applications will be amortized when the patents are issued. Trademarks, trade names and copyrights are being amortized over 10 years, the remaining estimated useful lives.

Amortization expense amounted to approximately $154,000 and $207,000 for the years ended December 31, 2007 and December 31, 2006, respectively. Estimated amortization expense for the next five years is as follows:

Year ending December 31,

2008	$154,000
2009	$154,000
2010	$154,000
2011	$154,000
2012	$154,000

6. ACCRUED EXPENSES:

Accrued expenses consist of the following at December:

	2007	2006
Accrued professional fees	$45,000	$50,000
Accrued interest	-	219,991
Other	-	2,864
	$45,000	$272,855

7. DEFERRED INCOME

In July 2007, the Company sold a two-year exclusive license to a customer in exchange for an upfront fee of $159,840. The entire amount of the license fee was received as of September 30, 2007. The Company recorded the upfront license fee as deferred income and will amortize it to revenue in equal monthly amounts of $6,660 over the two year term of the license. During 2007, the Company recorded license fee revenue of $39,960. The balance of deferred income at December 31, 2007 was $119,880.

8. CALLABLE SECURED CONVERTIBLE NOTES AND COMMON STOCK WARRANTS

Between August 31, 2005 and April 15, 2008, the Company entered into a series of seven Securities Purchase Agreements with a group of four accredited investors (New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC, collectively the "Note Holders") for the sale of an aggregate of $5,504,062 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 130,625,000 shares of its common stock (the “Warrants”).

The first five tranches of the Convertible Notes, which were issued between August 31, 2005 and February 14, 2007, bear interest at 8% per annum. Tranche six, which was issued on January 31, 2008 to settle all accrued interest of $584,062 outstanding as of December 31, 2007, bears interest at 2% per annum. Tranche seven, which was issued on April 15, 2008 for $155,000, bears interest at 8% per annum. All notes mature three years from the date of issuance. The Company is not required to make any principal payments during the term of the Convertible Notes. At December 31, 2007, tranche one has been partially converted by the Note Holders.

The Convertible Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) a fixed price which, depending on the note, is between $0.10 and $3.20 per share or (ii) the “Applicable Percentage” (60% for tranches one to six and 45% for tranche seven) of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. In connection with the issuance of tranche seven on April 15, 2008, the Applicable Percentage for tranches one to six was reduced to 45%.

As of December 31, 2007, the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 preceding trading days was $0.0012, resulting in an effective conversion price at that date for the tranches outstanding at that date of $0.00072 per share. During the three months and the year ended December 31, 2007, the Note Holders converted a total of $40,423 and $65,238, respectively, of the Convertible Notes due August 31, 2008 into 35,893,293 and 41,253,331 shares, respectively, of the Company's common stock at conversion prices ranging from $0.0091 to $0.001 per share.

The Convertible Notes provide for certain Events of Default, which include non-payment of principal and interest when due and failure to effect registration of the common shares underlying conversion of the Convertible Notes and exercise of the Warrants, if and when required. If an Event of Default occurs, the Holders may demand repayment at the greater of (a) 140% of the “Default Sum”, being principal outstanding, together with accrued interest, default interest due (if any) and registration penalties due (if any) or the “parity value” of the Default Sum, where parity value means (a) the number of shares of Common Stock issuable upon conversion of the Default Sum, treating the trading day immediately preceding the repayment date as the “conversion date” for purposes of determining the applicable conversion price, multiplied by (b) the highest closing price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the repayment date.

If the Convertible Notes are not in default, the Company has the right to prepay the Convertible Notes under certain circumstances at a premium ranging from 35% to 50% of the principal amount, depending on the timing of such prepayment. The Company has granted the Note Holders a security interest in substantially all of the Company's assets.

The 130,625,000 warrants issued (of which 120,625,000 were issued in connection with tranches one to five and 10,000,000 were issued on April 15, 2008 in connection with tranche seven) are exercisable for a period of seven years from the date of issuance and have exercise prices that range from $0.001 per share to $4.50 per share.

The conversion price of the Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the initial fixed conversion or exercise price, with the exception of any shares of common stock issued in connection with the Convertible Notes. The conversion price of the Convertible Notes and the exercise price of the warrants may also be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the Note Holders' position.

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

As of December 31, 2007, the total amount of accrued but unpaid interest due under the Convertible Notes was $584,062. This amount was settled by the issuance of additional Convertible Notes (tranche six) on January 31, 2008, and is included in the carrying value of the Convertible Notes summarized below.

Pursuant to Registration Rights Agreements entered into with the Note Holders, the Company may be required to register for resale, within defined time periods, the shares underlying the Warrants and the shares issuable on conversion of the Convertible Notes. The terms of the Registration Rights Agreements provide that, in the event that the required registration statements are not filed or do not become effective within the required time periods, the Company is required to pay to the Note Holders, as liquidated damages, an amount equal to 2% per month of the principal amount of the Convertible Notes. This amount may be paid in cash or, at the Company’s option, in shares of common stock priced at the conversion price then in effect on the date of the payment. The estimated cost of any such liquidated damages is accrued when the Company believes it is probable they will be incurred. The required registration statement for tranches one to three became effective on February 15, 2006. For tranches four to seven, the Company is required to file a registration statement only if requested by the Note Holders. As of April 30, 2008, no request for registration has been received from the Note Holders and, at December 31, 2007, no accrual for liquidated damages has been made.

Because the number of shares that may be required to be issued on conversion of the Convertible Notes is dependent on the price of the Company’s common stock and is therefore indeterminate, the embedded conversion option of the Convertible Notes and the Warrants are accounted for as derivative instrument liabilities (see below) in accordance with EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly, the initial fair values of the embedded conversion options and the Warrants were recorded as derivative instrument liabilities. For option-based derivative instruments, the Company estimates fair value using the Black-Scholes valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, and an expected life equal to the remaining term of the instruments. Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated based on a review of the volatility of companies considered by management to be comparable to the Company. The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period.

The Company calculated the fair value of the embedded conversion feature related to the $250,000 Convertible Notes issued on February 14, 2007 to be $312,500, using the Black-Scholes valuation model with the following assumptions: market price of $0.04; exercise price of $0.024, risk free interest rate of 4.76%; expected volatility of 111% and an expected life of 3 years. The Company calculated the fair value of the warrants issued on February 14, 2007 to be $800,000, using the Black-Scholes valuation model with the following assumptions: market price of $0.04; exercise price of $0.07; risk free interest rate of 4.76%; expected volatility of 162% and an expected life of 7 years. Because the aggregate fair values of the Warrants and the embedded conversion feature of $1,112,500 exceeded the principal amount of the notes by $862,500, this excess amount was charged directly to expense on February 14, 2007, and the Convertible Notes were initially recorded with no carrying value. The resulting discount from the face amount of the Convertible Notes is being amortized over their three year term using the effective interest rate method.

A summary of the Callable Secured Convertible Notes at December 31, 2007, is as follows:

Issue Date	Due Date	Face Amount	Principal Outstanding

08-31-2005	08-31-2008	$1,300,000	$1,064,786

10-19-2005	10-19-2008	1,350,000	1,350,000

02-17-2006	02-17-2009	1,350,000	1,350,000

09-15-2006	09-15-2009	515,000	515,000

02-14-2007	02-14-2010	250,000	250,000

		$4,765,000	$4,529,786
Less: unamortized discount			(1,698,399)
			2,831,387
Add: embedded derivative liability			5,525,287
Add: accrued interest settled January 31, 2008 by issuance of additional notes			584,062
			8,940,736
Less: current portion			(4,513,669)
			$4,427,067

The current portion represents the net carrying value of tranches one and two, including the embedded derivative liability.

Re-measurement of the fair value of common stock warrants

The Company is required to re-measure the fair value of the Warrants at the end of each reporting period and adjust the carrying value of the liability related to the Warrants. Accordingly, the Company re-measured the fair value of the 120,625,000 Warrants outstanding at December 31, 2007, using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.0014, exercise prices ranging from $0.07 to $4.50, risk-free interest rates ranging from 3.07% to 3.58%, expected volatility ranging from 125% to 162% and expected lives equal to the remaining term of the warrants, ranging from 2.6 to 5.9 years. This resulted in an aggregate fair value for the 120,625,000 warrants of $124,054 at December 31, 2007. As a result of this re-measurement, for the year ended December 31, 2007, the Company recorded non-cash other income of $1,676,993 related to the re-measurement of the fair value of the Warrants.

Re-measurement of the fair value of the embedded conversion feature

The Company is required to re-measure the fair value of the embedded conversion feature related to the outstanding Convertible Notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liability related to the embedded conversion feature. Accordingly, the Company measured the fair value of the embedded conversion feature at December 31, 2007, using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.0014, exercise price of $0.00072; risk-free interest rates ranging from 3.05% to 3.34%, expected volatility of 115% and expected lives ranging from 0.6 to 2.1 years. This resulted in an aggregate fair value for the embedded conversion feature of $5,525,287 at December 31, 2007. As a result of this re-measurement, the Company recorded non-cash other expense of $384,983 for the year ended December 31, 2007.

In total, for the year ended December 31, 2007, the Company recorded non-cash other income of $1,292,010 related to the net change in the fair value of the liabilities related to the Warrants and embedded conversion feature.

9. COMMITMENTS AND CONTINGENCIES:

From time to time, the Company conducts research and development activities to support its proprietary compound AC-11. The Company generally utilizes the services of outside contractors such as physicians, scientists and academic institutions. These outside contractors are compensated on an hourly or fixed price basis. To date, the Company has not entered into any research arrangements that require it to pay according to research and development milestones. At December 31, 2007, the Company is not a party to any material research and development agreement.

The Company received a letter on April 10, 2008, listing a series of complaints on behalf of a former employee:

The Company’s abandonment of patent application number 10/438,247 which names the employee as inventor, the assertion that the company is in breach of an exclusive license agreement with the employee and the company owes certain royalties for products sold by claims made under US patent no. 5,895,652 and that the company was obligated to pay maintenance fees on same.

The company believes the claims are without merit and responded on May 6, 2008, accordingly. The Company maintains that the employee filed the 247 patent application while under an employment contract with the company. The company believes that the employee violated his employment agreement by filing the 247 patent in his name without filing the proper assignment to Optigenex.

The company believes that the employee is in breach of the aforementioned license agreement for a series of violations including but not limited to;

a)	Failure to communicate with the company on outstanding office actions
b)	The unauthorized marketing and sale of products through his company Suracell
c)	The unauthorized sale and marketing of products containing AC-11® infringing on the company’s patents and trademarks through Suracell

Furthermore, the company has not sold any products that might be covered by any claims of US patent no. 5,895,652.

10. STOCKHOLDERS' DEFICIENCY:

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

During 2007, the holders of the Company’s Callable Secured Convertible Notes converted an aggregate principal amount of $65,238 of their Notes into 41,253,331 shares of common stock at conversion prices ranging from $0.0091 to $0.001 per share.

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

The fair value of each option award is estimated on the date of each option grant using the Black-Scholes option valuation model using the assumptions noted in the following table. Because the Company’s common stock has only traded publicly since April 2005, the expected volatility for was estimated based on a sampling of similar size companies. The Company has limited history by which to estimate the expected holding period of the options, and therefore, has estimated that the expected holding period for all stock options granted is equal to the contractual life of the option. As a result of the adoption of FASB 123R, the Company recorded stock based compensation expense related to employee and consultant stock options of $200,175 for the year ended December 31, 2006. The Company did not issue any stock options in 2007.

The following table summarizes the assumptions used for options granted during the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007(i)	2006
Expected life (in years)	NA	3-5
Risk-free interest rate	NA	4.66-5.20%
Volatility	NA	100%
Dividend yield	NA	None

(i) The Company did not issue any stock options in 2007.

On March 1, 2006, the Board of Directors of the Company approved the following stock option issuances:

	Quantity	Exercise Price	Vesting
Anthony Bonelli	500,000	$0.13	Immediately
(President and	250,000	$1.00	February 28, 2007
Chief Executive Officer)	250,000	$1.00	February 28, 2008

Joseph McSherry	300,000	$0.13	Immediately
(Chief Financial Officer)	100,000	$1.00	February 28, 2007
	100,000	$1.00	February 28, 2008

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

A summary of the status of the Company's options as of December 31, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,301,605	$2.73
Granted	1,600,000	$0.52
Exercised	—
Forfeited	(3,237,000)	$1.79
Outstanding at December 31, 2006	1,664,605	$2.44
Granted	—
Exercised	—
Forfeited	—
Outstanding at December 31, 2007	1,664,605	$2.44	$4.00
Options exercisable at December 31, 2007	1,664,605	$2.44	$4.00

A summary of the status of the Company’s non-vested stock options as of December 31, 2007, and of changes during the year ended December 31, 2007, is presented below:

	Number of Options	Weighted Average Option Price
Non-vested at December 31, 2006	—	NA
Granted	—	NA
Vested	—	NA
Forfeited/Cancelled	—	NA
Outstanding at December 31, 2007	—	NA

The Company did not issue any stock options during the year ended December 31, 2007. The weighted-average grant date fair value of options granted during the years ended December 31, 2006 was $0.08.

The following table summarizes information for options currently outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$0.001	9,210	.91 years	$0.001	9,210	$0.001
$0.01	16,000	1.75 years	0.01	16,000	0.01
$0.30	100,000	1.40 years	0.30	100,000	0.01
$1.00	165,000	.01 years	1.00	165,000	1.00
$2.00	259,395	.08 years	2.00	259,395	2.00
$3.00	1,115,000	1.67 years	3.00	1,115,000	3.00
$0.001-$3.00	1,664,605	1.24 years	$2.44	1,664,605	$2.44

The table below summarizes warrants outstanding as of December 31, 2007 and 2006:

	Exercise	Shares Underlying Warrants Outstanding as of December 31,
Expiration Date	Price	2007	2006
May 2009	$3.30	16,667	16,667
June 2009	$3.30	89,667	89,667
July 2009	$3.30	5,334	5,334
March 2010	$3.00	66,786	66,786
June 2010	$3.00	30,664	30,664
July 2010	$3.00	57,800	57,800
August 2010	$4.50	203,124	203,124
October 2010	$4.50	210,938	210,938
February 2011	$4.50	210,938	210,938
September 2013	$0.10	100,000,000	100,000,000
February 2014	$0.07	20,000,000	—
		120,891,918	100,891,918

12. INCOME TAXES

The Company has net operating loss carry-forwards of approximately $16,785,000 available to offset taxable income through the year 2028.

The tax effects of loss carry-forwards and the valuation allowance that give rise to deferred tax assets are as follows:

Net operating losses	$5,707,000
Temporary book/tax difference related to:
Impairment of intangible assets	1,238,000
Non employee stock based compensation	270,000
Inventory allowance	419,000
7,634,000
Less valuation allowance	(7,634,000)
Deferred tax assets	$-0-

The difference between income taxes computed at the statutory federal rate of 34% and the benefit for income taxes relates to the following:

December 31,	2007	2006
Tax benefit at the federal statutory rate	34%	34%
Valuation allowance	(34)%	(34)%
	-0-%	-0-%

The principal difference between the operating loss for tax purposes and the reported operating loss results principally from stock compensation and the accounting treatment of derivatives. The use of the operating loss may be limited by any change of control of the Company.

13. RELATED PARTY TRANSACTIONS:

The following are related party transactions:

Year ended December 31,	2007	2006

Consulting fees paid to a director of the Company (a)	—	$39,000

(a) This director resigned on May 8, 2006.

At December 31, 2006, 44% of accounts receivable or approximately $27,000 was due from a company whose significant stockholder was also a 5% stockholder of the Company on such date. This account receivable is still past due as of December 31, 2007, and there is substantial doubt that the full amount of the receivable will be paid. Accordingly, the Company has reserved the entire balance of the account receivable of $27,000.

14. ROYALTY AGREEMENTS:

In connection with the November 2003 acquisition of assets from CampaMed LLC, the Company entered into a separate agreement with a group of four individuals which obligated the Company to pay royalties in connection with the sale or licensing of any product that contains any compound, substance or ingredient derived or isolated from the Uncaria tomentosa vine such as its proprietary product AC-11, or its predecessor C-MED-100 (collectively referred to as "AC-11".) The maximum amount payable under this agreement is $347,700. The royalties are based on sales, as defined in the agreement, of any product that we sell or license. The royalty payments are calculated as follows: (i) 6% of gross sales for any products that contain AC-11 as an ingredient which includes the Company’s nutritional supplement products and (ii) 10% of gross sales of bulk AC-11. As of December 31, 2007, total royalties under this agreement were $111,964 however of this total, the Company has not paid $49,403. Prior to January 1, 2007, these royalty payments were recorded as additional purchase cost as they were incurred. Beginning on January 1, 2007, these royalty payments are expensed as they are incurred. The total remaining royalty obligation under the agreement as of December 31, 2007 is $235,736 and the agreement remains in effect until this amount is paid.

Also in connection with the November 2003 acquisition of assets from CampaMed LLC, the Company agreed to pay CampaMed LLC additional payments based on 6% of the gross sales of any product containing AC-11, and 10% of the gross sales of any bulk AC-11, until such additional payments in an aggregate amount of $500,000 have been made. As of December 31, 2007, total royalties under this agreement were $111,964 however of this total, the Company has not paid $49,403. Prior to January 1, 2007, these royalty payments were recorded as additional purchase cost as they were incurred. Beginning on January 1, 2007, these royalty payments are expensed as they are incurred. The total remaining royalty obligation under the agreement as of December 31, 2007, is $388,036 and the agreement remains in effect until this amount is paid.

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

15. SIGNIFICANT CUSTOMERS:

In 2007, the Company’s three largest customers accounted for 36.3%, 17.1% and 10% of total sales and the Company’s five largest customers accounted for an aggregate of 74.0% of total sales.

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

18. GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations aggregating $25,822,860 and has working capital and stockholders’ deficiencies of $4,516,543 and $7,682,329 which raises substantial doubt about its ability to continue as a going concern. In the event that the Company’s operations do not generate sufficient cash flow in the future, the Company will need to obtain additional debt or equity capital. There can be no assurances that the Company will be successful in raising additional debt or equity capital on terms acceptable to the Company or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

19. SUBSEQUENT EVENTS (UNAUDITED):

In January 2008, the holders of the Company’s Callable Secured Convertible Debentures converted the principal amount of $14,322 into 14,321,709 shares of the Company’s common stock.

On January 31, 2008, the Company entered into three (3) Callable Secured Convertible Notes (the “Notes”) with its existing note holders for the purpose of capitalizing interest owed under all previously executed notes dated August 31, 2005, October 19, 2005, February 14, 2006, September 15, 2006 and February 12, 2007. The aggregate principal amount of the three Notes is $584,062 which was equal to the aggregate amount of interest owed to the Investors as of December 31, 2007. The Company did not receive any funds in connection with entering into these Notes. The Notes carry an interest rate of 2% and a maturity date of January 31, 2011. The Notes are convertible into shares of the Company’s common stock at 60% of the average of the three lowest intra-day trading prices for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date.

On April 15, 2008, the Company entered into four (4) Callable Secured Convertible Notes (the “Notes”) with its existing note holders for working capital purposes. The aggregate principal amount of these notes was $155,000. The Notes carry an interest rate of 8% per annum and mature on April 15, 2011. At the election of the note holder, the Notes are convertible into shares of the Company’s common stock at the lesser of (i) $3.20 or (ii) 45% of the average of the three lowest intra-day trading prices for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The Company also granted the note holders warrants to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.001. The warrants expire seven years from the date of issuance.

Simultaneously on April 15, 2008, the Company amended all previously executed Notes with its note holders to reduce the Applicable Percentage under such Notes from 60% to 45%. The aforementioned notes were entered into on August 31, 2005, October 19, 2005, February 14, 2006, September 15, 2006, February 12, 2007 and January 31, 2008.