Form 10-Q
period 2008-03-31
OPTIGENEX INC.
filed 2008-05-20
CIK 1168776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________ to____________

Commission file number: 000-51248

OPTIGENEX INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-1678933
(State or other jurisdiction of	(IRS Employer I.D. Number)
incorporation or organization)

1170 Valley Brook Avenue, 2nd Floor Suite B, Lyndhurst, NJ 07071
(Address of principal executive offices)

(212) 905-0189
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated file, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 of 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 66,533,776 shares of Common Stock outstanding as of May 12, 2008.

OPTIGENEX INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

OPTIGENEX INC.

Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash	$4,335	$6,758
Accounts receivable, net	619	10,882
Inventories, net	413,369	468,774
Prepaid expenses and other current assets	16,507	16,541
Total current assets	434,830	502,955

Property and equipment, net	17,769	19,868
Intangible assets, net	1,287,370	1,325,859
Other assets	28,758	39,608
Total Assets	$1,768,727	$1,888,290

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$447,597	$340,949
Accrued expenses	113,718	45,000
Current portion of callable secured convetible notes	9,271,151	4,513,669
Deferred income	99,900	119,880
Total current liabilities	9,932,366	5,019,498

Callable secured convertible notes, net of debt discount including embedded derivative liability	3,023,492	4,427,067
Common stock warrants	128,802	124,054
Total liabilities	13,084,660	9,570,619

Commitments

Stockholders' deficiency:

Preferred stock - $0.001 par value; 5,000,000 shares authorized, none issued	$-	$-

Common stock - $0.001 par value; 100,000,000 shares authorized, 66,533,776 and 52,212,067 issued and outstanding respectively	66,534	52,212

Additional paid-in capital	18,100,628	18,088,319

Accumulated deficit	(29,483,095)	(25,822,860)
Total stockholders' deficiency	(11,315,933)	(7,682,329)

Total Liabilities and Stockholders' Deficiency	$1,768,727	$1,888,290

See notes to financial statements

OPTIGENEX INC.

Statements of Operations - Unaudited

	Three Months Ended
	March 31,
	2008	2007

Net sales	$195,424	$117,569

Cost of sales	88,718	43,836

Gross profit	106,706	73,733

Selling, general and administrative	289,603	401,662

Loss from operations	(182,897)	(327,929)

Other (income) expense:

Interest expense, net	509,177	1,324,554

Net (income) expense due to change in fair value common stock warrants and derivative liability	2,968,161	(761,811)

Net loss	$(3,660,235)	$(890,672)

Net loss per common share - basic and diluted	$(0.06)	$(0.08)

Weighted-average number of common shares outstanding - basic and diluted	64,645,199	11,150,086

See notes to financial statements

OPTIGENEX INC.

Statements of Cash Flows – Unaudited

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net cash used in operating activities	$(2,423)	$(241,100)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from the sale of convertible notes	-	250,000
Net cash provided by financing activities	-	250,000

Net increase (decrease) in cash	(2,423)	8,900
Cash - beginning of year	6,758	153,153
Cash - end of year	$4,335	$162,053

Supplemental schedule of cash flow information:

Cash paid for interest	$-	$-

Supplemental schedule of non-cash investing and financing activities:

Debt discount in connection with recording value of embedded derivative liability	$584,062	$312,500
Allocation of convertible note proceeds to warrants	$-	$800,000
Common stock issued in connection with conversion of convertible notes	$26,631	$2,043

See notes to financial statements

Optigenix Inc. - Notes to Financial Statements (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of Optigenex Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Rule 8.03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The unaudited interim financial statements for the three month periods ended March 31, 2008 and 2007 include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results of operations expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2007, and for the year then ended and the notes thereto, which are contained in the Company’s Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

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

Inventories are stated at the lower of cost, determined by the average cost method, or market. Inventories consist of (i) raw materials that are purchased from a sole supplier in Brazil and (ii) the Company’s proprietary compound known as AC-11 which is manufactured in Brazil. The Company periodically reviews its inventories for evidence of spoilage and/or obsolescence and removes these items from inventory at their carrying value. An inventory valuation allowance is established when management determines that quantities on hand may exceed projected demand prior to the expiration date of the inventory item.

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

Note 2.  Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, consisting of options and warrants outstanding are shown in the table below:

Potential common stock consists of the following:

At March 31,	2008
Stock options	1,664,605
Common stock warrants	120,891,918
Common stock issuable upon conversion of convertible notes (1)	8,792,286,207
Total	8,914,842,730

(1) At March 31, 2008 the Company had Callable Secured Convertible Notes outstanding of $5,099,526. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 60% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. At March 31, 2008, the Notes would have been convertible into shares of the Company’s common stock at a price of $0.00058. See Note 6 for a complete discussion of the Callable Secured Convertible Notes. The Company does not currently have sufficient authorized common shares to affect the exercise of the stock options or warrants or conversion of the notes.

Note 3.  Inventories

Inventories net of reserves consisted of the following components at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Raw materials	$789,274	$789,274
Finished goods	857,095	912,500
Inventory reserve	(1,233,000)	(1,233,000)
	$413,369	$468,774

The Company recorded an additional inventory valuation allowance of $160,378 at December 31, 2007. This allowance relates to quantities of raw materials and finished goods that management determined would not be sold prior to their respective expiration dates. The inventory reserve at March 31, 2008 is equal to the book value of the inventory items which was $691,355 for raw materials and $541,645 for finished goods.

Note 4.  Deferred Income

In July 2007, the Company sold a two-year exclusive license to a new customer in exchange for an upfront fee of $159,840. The entire amount of the license fee was collected as of September 30, 2007. The Company recorded the upfront license fee as deferred income and will amortize it to revenue in equal monthly amounts of $6,660 over the two-year period of the license. During the three months ended March 31, 2008, the Company recorded license fee revenue of $19,980. The balance of deferred income at March 31, 2008 was $99,900.

Note 5.  Stockholders’ Deficiency

During the three months ended March 31, 2008, the Note Holders converted a total of $14,322 of Convertible Notes into 14,321,709 shares of the Company's common stock at a conversion price of $0.001 per share.

Note 6.  Callable Secured Convertible Notes and Common Stock Warrants

Between August 31, 2005 and April 15, 2008, the Company entered into a series of seven Securities Purchase Agreements with a group of five accredited investors (New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., AJW Partners, LLC and AJW Master Fund Ltd., collectively the "Note Holders") for the sale of an aggregate of $5,504,062 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 130,625,000 shares of its common stock (the “Warrants”).

The first five tranches of the Convertible Notes, which were issued between August 31, 2005 and February 14, 2007, bear interest at 8% per annum. Tranche six, which was issued on January 31, 2008 to settle all accrued interest of $584,062 outstanding as of December 31, 2007, bears interest at 2% per annum. Tranche seven, which was issued on April 15, 2008 for $155,000, bears interest at 8% per annum. All notes mature three years from the date of issuance. The Company is not required to make any principal payments during the term of the Convertible Notes. At March 31, 2008, tranche one has been partially converted by the Note Holders.

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

As of March 31, 2008, the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 preceding trading days was $0.00097, resulting in an effective conversion price at that date for the tranches outstanding at that date of $0.00058 per share. During the three months ended March 31, 2008, the Note Holders converted a total of $14,322 of the Convertible Notes due August 31, 2008 into 14,321,709 shares of the Company's common stock at a conversion price of $0.001 per share.

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

The Company has the right to prepay the entire outstanding balance of the notes under certain circumstances at a premium of up to 50%. The Company also has the right to prepay a portion of the notes (“Partial Call Option”) each month in an amount equal to 104% of the then outstanding principal balance divided by 36, plus one month’s interest. The Company may only prepay the notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the notes and the market price is at or below $3.20 per share. This partial call option has the effect of preventing the Note Holders from converting their notes into shares of the Company’s common stock in the succeeding month.

As of December 31, 2007, the total amount of accrued but unpaid interest due under the Convertible Notes was $584,062. This amount was settled by the issuance of additional Convertible Notes (tranche six) on January 31, 2008.

Pursuant to Registration Rights Agreements entered into with the Note Holders, the Company may be required to register for resale, within defined time periods, the shares underlying the Warrants and the shares issuable on conversion of the Convertible Notes. The terms of the Registration Rights Agreements provide that, in the event that the required registration statements are not filed or do not become effective within the required time periods, the Company is required to pay to the Note Holders, as liquidated damages, an amount equal to 2% per month of the principal amount of the Convertible Notes. This amount may be paid in cash or, at the Company’s option, in shares of common stock priced at the conversion price then in effect on the date of the payment. The estimated cost of any such liquidated damages is accrued when the Company believes it is probable they will be incurred. The required registration statement for tranches one to three became effective on February 15, 2006. For tranches four to seven, the Company is required to file a registration statement only if requested by the Note Holders. As of May 15, 2008, no request for registration has been received from the Note Holders and, at March 31, 2008, no accrual for liquidated damages has been made.

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

The Company calculated the fair value of the embedded conversion feature related to the $584,062 Convertible Notes issued on January 31, 2008 to be $1,317,265, using the Black-Scholes valuation model with the following assumptions: market price of $0.0018; exercise price of $0.00066, risk free interest rate of 2.27%; expected volatility of 115% and an expected life of 3 years. Because the fair value of the embedded conversion feature exceeded the principal amount of the notes by $733,203, this excess amount was charged directly to expense on January 31, 2008, and the Convertible Notes were initially recorded with no carrying value. The resulting discount from the face amount of the Convertible Notes is being amortized over their three year term using the effective interest rate method.

A summary of the Callable Secured Convertible Notes at March 31, 2008, is as follows:

Issue Date	Due Date	Face Amount	Principal Outstanding

08-31-2005	08-31-2008	$1,300,000	$1,050,464

10-19-2005	10-19-2008	1,350,000	1,350,000

02-17-2006	02-17-2009	1,350,000	1,350,000

09-15-2006	09-15-2009	515,000	515,000

02-14-2007	02-14-2010	250,000	250,000

01-31-2008	01-31-2011	584,062	584,062

		$5,349,062	$5,099,526
Less: unamortized discount			(1,865,336)
			3,234,190
Add: embedded derivative liability			9,060,453
			12,294,643
Less: current portion			(9,271,151)
			$3,023,492

The current portion represents the net carrying value of tranches one to three, including the embedded derivative liability.

Re-measurement of the fair value of common stock warrants

The Company is required to re-measure the fair value of the Warrants at the end of each reporting period and adjust the carrying value of the liability related to the Warrants. Accordingly, the Company re-measured the fair value of the 120,625,000 Warrants outstanding at March 31, 2008, using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.0015, exercise prices ranging from $0.07 to $4.50, risk-free interest rates ranging from 1.71% to 2.56%, expected volatility ranging from 125% to 162% and expected lives equal to the remaining term of the warrants, ranging from 2.4 to 5.9 years. This resulted in an aggregate fair value for the 120,625,000 warrants of $128,802 at March 31, 2008. As a result of this re-measurement, for the three months ended March 31, 2008, the Company recorded a non-cash expense of $4,748 related to the re-measurement of the fair value of the Warrants.

Re-measurement of the fair value of the embedded conversion feature

The Company is required to re-measure the fair value of the embedded conversion feature related to the outstanding Convertible Notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liability related to the embedded conversion feature. Accordingly, the Company measured the fair value of the embedded conversion feature at March 31, 2008, using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.0015, exercise price of $0.00058; risk-free interest rates ranging from 1.51% to 1.79%, expected volatility of 115% and expected lives ranging from 0.4 to 2.8 years. This resulted in an aggregate fair value for the embedded conversion feature of $9,060,453 at March 31, 2008. As a result of this re-measurement, the Company recorded a non-cash expense of $2,230,210 for the three months ended March 31, 2008.

In total, for the three months ended March 31, 2008, the Company recorded non-cash expense of $2,968,161 related to the net change in the fair value of the liabilities related to the Warrants and embedded conversion feature.

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

The Company did not issue any stock options during the three months ended March 31, 2008 and 2007.

The following table summarizes the stock option activity for the three months ended March 31, 2008:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,664,605	$2.44
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	449,395	$1.69
Outstanding at March 31, 2008	1,215,210	$2.72	$5.00
Exercisable at March 31, 2008	1,215,210	$2.72	$5.00
Vested and expected to vest at March 31, 2008	1,215,210	$2.72	$5.00

A summary of the status of the Company’s non-vested stock options as of March 31, 2008, and changes during the three months ended March 31, 2008, is presented below:

	Number of Options	Weighted Average Option Price
Non-vested at December 31, 2007	—	NA
Granted	—	NA
Vested	—	NA
Forfeited/Cancelled	—	NA
Outstanding at March 31, 2008	—	NA

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008:
	Options Outstanding			Options Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.001	9,210.66		$0.001	9,210	$0.001
$0.01	16,000	1.50	$0.01	16,000	$0.01
$0.30	100,000	1.15	$0.30	100,000	$0.30
$3.00	1,090,000	1.42	$3.00	1,090,000	$3.00
$0.001 - $3.00	1,215,210	1.39	$2.72	1,215,210	$2.72

Note 8.  Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2008, the Company had a net loss of $3,660,235 and had working capital and stockholders’ deficits of $9,497,536 and $11,315,933, respectively at March 31, 2008.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements including the notes thereto contained in this report. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

Cautionary Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements for purposes of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated", "estimates", "plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include those in this report on Form 10-Q. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Accounts Receivable and Bad Debt Expense

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for doubtful accounts. We estimate bad debt expense based upon past experience related to specific customers' ability to pay and current economic conditions. At March 31, 2008, our allowance for doubtful accounts was approximately $27,000.

Inventory

Our inventories are stated at the lower of cost, determined by the average cost method, or market. Our inventories consist of raw materials that we purchase from a sole supplier in Brazil and our proprietary compound known as AC-11 which is manufactured in Brazil. We periodically review our inventories for evidence of spoilage and/or obsolescence and we remove these items from inventory at their carrying value. During 2007, we incurred inventory write-offs of approximately $174,000 as follows: (i) $162,000 of obsolete inventory which consisted of finished skin care products; (ii) $12,000 of bulk AC-11 which was damaged. An inventory valuation allowance is established when we determine that quantities of inventory items on hand may exceed projected demand prior to the expiration date of such inventory items. At December 31, 2007, we recorded an inventory allowance of approximately $161,000 related to the book value of finished goods that we determined may not be sold prior to their respective expiration dates. At March 31, 2008, our inventory valuation allowance is $1,233,000.

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

We account for long-lived assets and certain identified intangible assets such as patents and trademarks in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Management reviews these long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. We monitor our projections of expected future net cash flows on an ongoing basis. If we determine that our projections require revision due to specific events such as a delayed product launch or a change in our product mix, or changes in economic conditions, we may incur additional write-offs. We did not incur an impairment charge in 2007 or during the three months ended March 31, 2008.

Derivative Instrument Liabilities related to Convertible Notes and Warrants

In connection with the sale of convertible notes and warrants on August 31, 2005, October 17, 2005, February 17, 2006, September 15, 2006, February 14, 2007 and January 31, 2008, we determined that in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock," and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," that the conversion feature of the convertible notes represents an embedded derivative. As such, we are required to estimate the fair value of the embedded derivative and the warrants at of the end of each reporting period and these values are recorded as liabilities. We estimate fair value using the Black-Scholes option pricing model. This model requires us to make estimates such as the expected holding period, the expected future volatility of our common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities.

Employee Stock Options and Stock Based Compensation

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Net Sales

Our net sales are derived primarily from the sale of AC-11 as a bulk ingredient to other companies in the nutritional supplement and cosmeceutical industries who utilize it in their own proprietary products. During 2007, we also sold our line of proprietary skin care products which contain AC-11 as a core ingredient to domestic and international distributors. Currently we do not sell our skin care products direct to consumers. In October 2007, we discontinued our direct to consumer sales of our Activar AC-11 oral nutritional supplements through our Internet website. The decision to cease sales through this channel was influenced by the exclusive rights we granted to Solgar Herb and Vitamin to market their own proprietary AC-11 supplements to the retail market. We have no plans to re-introduce the Activar AC-11 oral supplement through our Internet site in the near future.

Net sales for the three months ended March 31, 2008 were $195,424 compared to net sales of approximately $117,569 for the three months ended March 31, 2008, an increase of $77,855 or 66.2%. Our net sales by product category are summarized in the following table:

	Three Months Ended March 31,		$	%
	2008	2007	Inc/(Dec)	Inc/(Dec)
Activar AC-11	$16,200	$8,858	$7,342	82.9%
Bulk AC-11	158,625	102,096	56,529	55.4%
Skin Care Products	—	6,000	(6,000)	(100.0)%
License Fee	19,980	—	19,980	NA
Other	619	615	4	0.00%
Net Sales	$195,424	$117,569	$77,855	66.2%

Sales of bulk AC-11 increased $56,529 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily due to a sale made to a new customer in 2008.

In July 2007, we sold a two-year exclusive trademark license in exchange for an upfront fee of $159,840. We recorded the upfront license fee as deferred income and we will amortize it to revenue in equal monthly amounts of $6,660 over the two-year period of the license. During year three months ended March 31, 2008, we recorded license fee revenue of $19,980. The balance of deferred income at March 31, 2008 was $99,900.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing AC-11 and our line of nutritional supplement and skin care products that contain AC-11 as an ingredient. Cost of sales was $88,718 and $43,836 for the three months ended March 31, 2008 and 2007, respectively. Gross profit as a percentage of net sales was 54.6% for the three months ended March 31, 2008 compared to 62.7% for the comparable period in 2007. The decrease in gross profit percentage was due primarily to a sale made to a new customer which carried a lower price than sales made to existing customers.

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

The table below highlights the major components of our SG&A expenses:

	Three Months Ended March 31,		$	%
	2008	2007	Inc/(Dec)	Inc/(Dec)
Employee compensation and benefits	$44,789	$58,991	$(14,202)	(24.1)%
Marketing, advertising and promotion	62,708	62,948	(240)	(0.4)%
Research and development	—	4,564	(4,564)	(100.0)%
Consulting and other professional services	21,800	16,129	5,671	35.2%
Legal and accounting	62,145	110,969	(48,824)	(44.0)%
General and administrative	30,748	57,367	(26,619)	(46.4)%
Occupancy	15,975	30,646	(14,671)	(47.9)%
Depreciation and amortization	51,438	60,048	(8,610)	(14.3)%
Total SG&A	$289,603	$401,662	$(112,059)	(27.9)%

In total, SG&A expenses decreased $112,059 or 27.9% from $401,662 for the year ended March 31, 2008 to $289,603 for the three months ended March 31, 2008. Areas where we achieved significant cost savings are as follows:

•	Employee compensation expense decreased $14,202 or 24.1% in 2008 compared to 2007. This decrease is due to a reduction in the number of full-time employees from two in 2007 to one in 2008.

•	Legal and accounting expenses decreased $48,824 or 44.0% in 2008 compared to 2007. This decrease is due primarily to a reduction in legal fees related to the maintenance of our patent portfolio.

•	General and administrative expenses decreased $26,619 or 46.4% in 2008 compared to 2007. This decrease was due to a reduction in insurance costs and travel and entertainment expenses.

•	Occupancy costs decreased $14,671 or 47.9% in 2008 compared to 2007 due to the relocation of our office from New York City to Lyndhurst, New Jersey.

Interest Expense

Interest expense for the three months ended March 31, 2008 was $509,177 compared to $1,324,554 in the comparable period in 2007. Of the total in 2008, $417,125 was non-cash interest expense resulting from the accounting treatment of our convertible notes. The remaining $92,052 was interest due under the convertible notes and was included in accrued expenses at March 31, 2008. This amount was due and payable on April 1, 2008. As of May 20, 2008, we have not paid such amount to the holders of our convertible notes. The failure to pay interest constitutes an event of default under the convertible note agreements by and between us and our note holders however, as of May 20, 2008, we have not received and notice of default from the note holders. In the event we receive a notice a notice of default and we are unable to timely cure the default, we would be required to pay additional interest to the note holders on the unpaid principal balance at the default rate of 15% until the default is cured.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, during the three months ended March 31, 2008, we recorded non-cash other expense of $2,968,161 related to the increase in the fair value of the warrants and embedded derivative liabilities.

Net Loss

Net loss for the three months ended March 31, 2008 was $3,660,235 or $0.06 per share, compared to a net loss of $890,672 or $0.08 per share for the three months ended March 31, 2007. The increase in net loss was due primarily to the non-cash expense we incurred related to the change in the fair value of the derivate liability related to the embedded conversion feature of our convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations, an accumulated deficit of $29,483,095 as of March 31, 2008, our current rate of cash consumption and the uncertainty of liquidity related initiatives described below, there is substantial doubt as to our ability to continue as a going concern. Future losses are likely to continue unless we successfully implement our business plan. At March 31, 2008, we had cash of $4,335 and a net working capital deficit of $9,497,536. We have callable secured convertible notes in the principal amounts of $1,050,464, $1,350,000 and $1,350,000 that are due and payable on August 31, 2008, October 19, 2008, and February 17, 2009, respectively. We do not anticipate having the necessary cash available to repay these amounts when due.

On April 1, 2008, we were required to pay $92,052 of interest which was due under our convertible notes. This interest was for the period from January 1, 2008 through March 31, 2008. As of May 20, 2008, we have not paid such amount to the holders of our convertible notes. The failure to pay interest constitutes an event of default under the convertible note agreements by and between us and our note holders however, as of May 20, 2008, we have not received and notice of default from the note holders. In the event we receive a notice a notice of default and we are unable to timely cure the default, we would be required to pay additional interest to the note holders at the default rate of 15% on the unpaid principal balance and until the default is cured.

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

In connection with entering into the notes on April 15, 2008, we also amended all previously executed notes with our existing note holders to increase the discount to market that the note holders reduce the Applicable Percentage under such notes from 60% to 45%. The aforementioned notes were entered into on August 31, 2005, October 19, 2005, February 14, 2006, September 15, 2006, February 12, 2007 and January 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4T. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures: As of March 31, 2008, an evaluation was carried out under the supervision and with the participation of Daniel Zwiren, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. The system of disclosure controls and procedures was designed to be effective at a reasonable assurance level. Based on that evaluation, Mr. Zwiren has concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert him of information required to be disclosed by us in reports that we file or submit under the Securities Act of 1934. During the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

b) Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 6. Exhibits.

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

Dated: May 20, 2008

OPTIGENEX INC.
Registrant

By:	/s/ Daniel Zwiren
Daniel Zwiren
President, Chief Executive Officer and Chief Financial Officer