Form 10-Q
period 2008-06-30
OPTIGENEX INC.
filed 2008-08-04
CIK 1168776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

(201) 355-2098
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

There were 66,533,776 shares of Common Stock outstanding as of July 28, 2008.

OPTIGENEX INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

OPTIGENEX INC.

Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash	$21,398	$6,758
Accounts receivable, net	-	10,882
Inventories, net	368,933	468,774
Prepaid expenses and other current assets	5,464	16,541
Total current assets	395,795	502,955

Property and equipment, net	15,675	19,868
Intangible assets, net	1,248,881	1,325,859
Other assets	17,908	39,608
Total Assets	$1,678,259	$1,888,290

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$383,525	$340,949
Accrued expenses	31,667	45,000
Current portion of callable secured convetible notes	8,182,349	4,513,669
Deferred income	79,920	119,880
Total current liabilities	8,677,461	5,019,498

Callable secured convertible notes, net of debt discount including embedded derivative liability	3,243,475	4,427,067
Common stock warrants	33,656	124,054
Total liabilities	11,954,592	9,570,619

Commitments

Stockholders' deficiency:
Preferred stock
Series A Super Preferred - $0.001 par value; 5,000,000 shares authorized 5,000,000 and -0- issued and outstanding, respectively	5,000	-

Common stock - $0.001 par value; 100,000,000 shares authorized, 66,533,776 and 52,212,067 issued and outstanding, respectively	66,534	52,212

Additional paid-in capital	18,120,628	18,088,319

Accumulated deficit	(28,468,495)	(25,822,860)
Total stockholders' deficiency	(10,276,333)	(7,682,329)

Total Liabilities and Stockholders' Deficiency	$1,678,259	$1,888,290

See notes to financial statements

OPTIGENEX INC.

Statements of Operations - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net sales	$92,136	$182,820	$209,705	$378,244

Cost of sales	26,606	63,781	70,442	152,499

Gross profit	65,530	119,039	139,263	225,745

Selling, general and administrative expenses	376,313	315,456	777,975	605,059

Loss from operations	(310,783)	(196,417)	(638,712)	(379,314)

Other (income) expense:

Interest expense, net	483,176	521,655	945,230	1,030,832

Net (income) expense due to change in fair value common stock warrants and derivative liability	(53,697)	(1,732,672)	46,992	1,235,489

Net income (loss)	$(740,262)	$1,014,600	$(1,630,934)	$(2,645,635)

Net income (loss) per common share - basic	$(0.07)	$0.02	$(0.15)	$(0.04)

Net income (loss) per common share - diluted	$(0.07)	$0.00	$(0.15)	$(0.04)

Weighted-average number of common
shares outstanding - basic	11,268,316	66,533,776	11,209,528	65,589,487

Weighted-average number of common
shares outstanding - diluted	11,268,316	17,073,308,776	11,209,528	65,589,487

See notes to financial statements

OPTIGENEX INC.

Statements of Cash Flows – Unaudited

	Six Months Ended
	June 30,
	2007	2008

Cash flows from operating activities:
Net cash used in operating activities	$(360,375)	$(140,360)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from the sale of convertible notes	250,000	155,000
Net cash provided by financing activities	250,000	155,000

Net increase (decrease) in cash	(110,375)	14,640
Cash - beginning of year	153,153	6,758
Cash - end of year	$42,778	$21,398

Supplemental schedule of cash flow information:

Cash paid for interest	$-	$-

Supplemental schedule of non-cash investing and financing activities:

Debt discount in connection with recording value of embedded derivative liability	$312,500	$926,704
Allocation of convertible note proceeds to warrants	$800,000	$9,420
Common stock issued in connection with conversion of convertible notes	$2,043	$14,322
Convertible notes issued for payment of interest	$-	$771,704

See notes to financial statements

Optigenex Inc. – Notes to Financial Statements (Unaudited): June 30, 2008

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The unaudited interim financial statements for the three and six month periods ended June 30, 2008 and 2007 include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results of operations expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2007, and for the year then ended and the notes thereto, which are contained in the Company’s Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

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

Optigenex Inc. – Notes to Financial Statements (Unaudited): June 30, 2008

Note 2. Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, consisting of options and warrants outstanding are shown in the table below:

Potential common stock consists of the following:

At June 30,	2008
Stock options	1,215,210
Common stock warrants	130,891,918
Common stock issuable upon conversion of convertible notes (1)	17,006,775,000
Total	17,138,882,128

(1) At June 30, 2008 the Company had Callable Secured Convertible Notes outstanding of $5,442,168. The Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) $3.20 per share or (ii) 45% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. At June 30, 2008, the Notes would have been convertible into shares of the Company’s common stock at a price of $0.00032. See Note 6 for a complete discussion of the Callable Secured Convertible Notes. The Company does not currently have sufficient authorized common shares to affect the exercise of the stock options or warrants or conversion of the notes.

Note 3. Inventories

Inventories net of reserves consisted of the following components at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Raw materials	$791,570	$789,274
Finished goods	810,363	912,500
Inventory reserve	(1,233,000)	(1,233,000)
	$368,933	$468,774

This allowance relates to quantities of raw materials and finished goods that management determined would not be sold prior to their respective expiration dates. The inventory reserve at June 30, 2008 is equal to the book value of the inventory items which was $691,355 for raw materials and $541,645 for finished goods.

Note 4. Deferred Income

In July 2007, the Company sold a two-year exclusive license to a new customer in exchange for an upfront fee of $159,840. The entire amount of the license fee was collected as of September 30, 2007. The Company recorded the upfront license fee as deferred income and will amortize it to revenue in equal monthly amounts of $6,660 over the two-year period of the license. During the six months ended June 30, 2008, the Company recorded license fee revenue of $39,960. The balance of deferred income at June 30, 2008 was $79,920.

Optigenex Inc. – Notes to Financial Statements (Unaudited): June 30, 2008

Note 5. Stockholders’ Deficiency

During the six months ended June 30, 2008, the Note Holders converted a total of $14,322 of Convertible Notes into 14,321,709 shares of the Company's common stock at a conversion price of $0.001 per share.

On May 23, 2008, the Company issued 5,000,000 shares of Series A Super Preferred Stock (the “Preferred Shares”) to Daniel Zwiren, its Chairman and Chief Executive Officer for services rendered. The company recorded stock based compensation of $25,000 in connection with the issuance of the preferred shares.

The preferred shares (i) carry voting rights equal to 20 times the number of votes as each share of common stock, (ii) carry no dividends, (iii) carry no liquidation preference, (iv) carry no conversion rights, and (v) are not subject to reverse stock splits and other changes to the common stock of the Company.

Note 6. Callable Secured Convertible Notes and Common Stock Warrants

Between August 31, 2005 and June 30, 2008, the Company entered into a series of eight Securities Purchase Agreements with a group of five accredited investors (New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., AJW Partners, LLC and AJW Master Fund Ltd., collectively the "Note Holders") for the sale of an aggregate of $5,691,704 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 130,625,000 shares of its common stock (the “Warrants”).

The first five tranches of the Convertible Notes, which were issued between August 31, 2005 and February 14, 2007, bear interest at 8% per annum. Tranche six, which was issued on January 31, 2008 to settle all accrued interest of $584,062 outstanding as of December 31, 2007, bears interest at 2% per annum. Tranche seven, which was issued on April 15, 2008 for $155,000, bears interest at 8% per annum. Tranche eight, which was issued on June 30, 2008 to settle all accrued interest of $187,642 outstanding as of June 30, 2008, bears interest at 2% per annum.

All notes mature three years from the date of issuance. The Company is not required to make any principal payments during the three year term of the Convertible Notes. At June 30, 2008, tranche one has been partially converted by the Note Holders.

The Convertible Notes are convertible into shares of the Company's common stock at the Note Holders' option, at the lower of (i) a fixed price which, depending on the note, is between $0.10 and $3.20 per share or (ii) the “Applicable Percentage” (60% for tranches one to six and 45% for tranches seven and eight) of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. In connection with the issuance of tranche seven on April 15, 2008, the Applicable Percentage for tranches one to six was reduced to 45%.

As of June 30, 2008, the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 preceding trading days was $0.0007, resulting in an effective conversion price at that date for the tranches outstanding at that date of $0.00032 per share. During the six months ended June 30, 2008, the Note Holders converted a total of $14,322 of the Convertible Notes due August 31, 2008 into 14,321,709 shares of the Company's common stock at a conversion price of $0.001 per share.

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

Optigenex Inc. – Notes to Financial Statements (Unaudited): June 30, 2008

If the Convertible Notes are not in default, the Company has the right to prepay the Convertible Notes under certain circumstances at a premium ranging from 35% to 50% of the principal amount, depending on the timing of such prepayment. The Company has granted the Note Holders a security interest in substantially all of the Company's assets.

The 130,625,000 warrants issued (of which 120,625,000 were issued in connection with tranches one to five and 10,000,000 were issued on April 15, 2008, in connection with tranche seven) are exercisable for a period of seven years from the date of issuance and have exercise prices that range from $0.001 per share to $4.50 per share.

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

Pursuant to Registration Rights Agreements entered into with the Note Holders, the Company may be required to register for resale, within defined time periods, the shares underlying the Warrants and the shares issuable on conversion of the Convertible Notes. The terms of the Registration Rights Agreements provide that, in the event that the required registration statements are not filed or do not become effective within the required time periods, the Company is required to pay to the Note Holders, as liquidated damages, an amount equal to 2% per month of the principal amount of the Convertible Notes. This amount may be paid in cash or, at the Company’s option, in shares of common stock priced at the conversion price then in effect on the date of the payment. The estimated cost of any such liquidated damages is accrued when the Company believes it is probable they will be incurred. The required registration statement for tranches one to three became effective on February 15, 2006. For tranches four to eight, the Company is required to file a registration statement only if requested by the Note Holders. As of July 28, 2008, no request for registration has been received from the Note Holders and, at June 30, 2008, no accrual for liquidated damages has been made.

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

Optigenex Inc. – Notes to Financial Statements (Unaudited): June 30, 2008

The Company calculated the fair value of the embedded conversion feature related to the $584,062 of Convertible Notes (Tranche 6) issued on January 31, 2008 to be $1,317,265, using the Black-Scholes valuation model with the following assumptions: market price of $0.0018; exercise price of $0.00066, risk free interest rate of 2.27%; expected volatility of 115% and an expected life of 3 years. Because the fair value of the embedded conversion feature exceeded the principal amount of the notes by $733,203, this excess amount was charged directly to expense on January 31, 2008, and the Convertible Notes were initially recorded with no carrying value. The resulting discount from the face amount of the Convertible Notes is being amortized over their three year term using the effective interest rate method.

The Company calculated the fair value of the 10,000,000 warrants issued in connection with the $155,000 of Convertible Notes (Tranche 7) issued on April 15, 2008 to be $9,420 using the Black-Scholes valuation model with the following assumptions: market price of $0.001; exercise price of $0.001, risk free interest rate of 3.08%; expected volatility of 140% and an expected life of 7 years.

The Company calculated the fair value of the embedded conversion feature related to the $155,000 of Convertible Notes (Tranche 7) issued on April 15, 2008 using the Black-Scholes valuation model with the following assumptions: market price of $0.001; exercise price of $0.00045, risk free interest rate of 2.05%; expected volatility of 120% and an expected life of 3 years. The resulting fair value of the embedded conversion feature was $291,503 which exceeded the remaining proceeds to be allocated of $145,580 ($155,000 face value, less the fair value of the warrants of $9,420) by $145,923. As a result, this excess amount was charged directly to expense on April 15, 2008, and the Convertible Notes were initially recorded with no carrying value. The resulting discount from the face amount of the Convertible Notes is being amortized over their three year term using the effective interest rate method.

The Company calculated the fair value of the embedded conversion feature related to the $187,642 of Convertible Notes (Tranche 8) issued on June 30, 2008 to be $340,829 using the Black-Scholes valuation model with the following assumptions: market price of $0.0007; exercise price of $0.00032, risk free interest rate of 2.91%; expected volatility of 120% and an expected life of 3 years. Because the fair value of the embedded conversion feature exceeded the principal amount of the notes by $153,187, this excess amount was charged directly to expense on June 30, 2008, and the Convertible Notes were initially recorded with no carrying value. The resulting discount from the face amount of the Convertible Notes is being amortized over their three year term using the effective interest rate method.

A summary of the Callable Secured Convertible Notes at June 30, 2008, is as follows:

Tranche #	Issue Date	Due Date	Face Amount	Principal Outstanding
1	08-31-2005	08-31-2008	$1,300,000	$1,050,464

2	10-19-2005	10-19-2008	1,350,000	1,350,000

3	02-17-2006	02-17-2009	1,350,000	1,350,000

4	09-15-2006	09-15-2009	515,000	515,000

5	02-14-2007	02-14-2010	250,000	250,000

6	01-31-2008	01-31-2011	584,062	584,062

7	04-15-2008	04-15-2011	155,000	155,000

8	06-30-2008	06-30-2011	187,642	187,642
			$5,691,704	$5,442,168
Less: unamortized discount				(1,781,913)
				3,660,255
Add: embedded derivative liability				7,765,569
				11,425,824
Less: current portion				(8,182,349)
				$3,243,475

The current portion represents the net carrying value of tranches one to three, including the embedded derivative liability.

Optigenex Inc. – Notes to Financial Statements (Unaudited): June 30, 2008

Re-measurement of the fair value of common stock warrants

The Company is required to re-measure the fair value of the Warrants at the end of each reporting period and adjust the carrying value of the liability related to the Warrants. Accordingly, the Company re-measured the fair value of the 130,625,000 Warrants outstanding at June 30, 2008, using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.0007, exercise prices ranging from $0.001 to $4.50, risk-free interest rates ranging from 2.63% to 3.61%, expected volatility ranging from 120% to 140% and expected lives equal to the remaining term of the warrants, ranging from 2.17 to 6.88 years. This resulted in an aggregate fair value for the 130,625,000 warrants of $33,656 at June 30, 2008. As a result of this re-measurement, for the three and six months ended June 30, 2008, the Company recorded non-cash income of $104,566 and $99,818 respectively, related to the re-measurement of the fair value of the Warrants.

Re-measurement of the fair value of the embedded conversion feature

The Company is required to re-measure the fair value of the embedded conversion feature related to the outstanding Convertible Notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liability related to the embedded conversion feature. Accordingly, the Company measured the fair value of the embedded conversion feature at June 30, 2008, using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.0007, exercise price of $0.00032; risk-free interest rates ranging from 1.75% to 2.91%, expected volatility ranging from 120% to 130% and expected lives ranging from 0.17 to 3.0 years. This resulted in an aggregate fair value for the embedded conversion feature of $7,765,569 at June 30, 2008. As a result of this re-measurement, the Company recorded non-cash income of $1,927,216 for the three months ended June 30, 2008 and non-cash expense of $302,994 for the six months ended June 30, 2008.

The table below summarizes the calculation of the net (income) expense due to the change in the fair value of the common stock warrants and the derivative liabilities for the three months and six months ended June 2008:

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Initial charge to income: Tranche 6	$733,203	$-	$733,203
Initial charge to income: Tranche 7	-	145,923	145,923
Initial charge to income: Tranche 8	-	153,187	153,187
Change in fair value of embedded conversion feature	2,230,210	(1,927,216)	302,994
Change in fair value of common stock warrants	4,748	(104,566)	(99,818)
Net (income) expense	$2,968,161	$(1,732,672)	$1,235,489

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

The Company did not issue any stock options during the six months ended June 30, 2008 and 2007.

Optigenex Inc. – Notes to Financial Statements (Unaudited): June 30, 2008

The following table summarizes the stock option activity for the six months ended June 30, 2008:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,664,605	$2.44
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	449,395	$1.69
Outstanding at June 30, 2008	1,215,210	$2.72	$0
Exercisable at June 30, 2008	1,215,210	$2.72	$0
Vested and expected to vest at June 30, 2008	1,215,210	$2.72	$0

The following table summarizes information about stock options outstanding and exercisable at June 30, 2008:
	Options Outstanding			Options Exercisable

Exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.001	9,210.41		$0.001	9,210	$0.001
$0.01	16,000	1.25	$0.01	16,000	$0.01
$0.30	100,000	0.90	$0.30	100,000	$0.30
$3.00	1,090,000	1.17	$3.00	1,090,000	$3.00
$0.001 - $3.00	1,215,210	1.14	$2.72	1,215,210	$2.72

Note 8. Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2008, the Company had a net loss of $2,645,635 and had working capital and stockholders’ deficits of $8,281,666 and $10,276,333, respectively at June 30, 2008.

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

Optigenex Inc. – Notes to Financial Statements (Unaudited): June 30, 2008

Note 9. Significant Customers

For the three months ended June 30, 2008, the Company’s largest customer accounted for 61.1% of total sales and the Company’s three largest customers accounted for 74.6% of total sales.

For the six months ended June 30, 2008, the Company’s largest customer accounted for 29.5% of total sales and the Company’s three largest customers accounted for 55.9% of total sales.

Note 10. Subsequent Event

On July 15, 2008, the Company entered into a Callable Secured Convertible Note (the “Note”) with an existing note holder for working capital purposes. The principal amount of the note was $25,000. The Note bears interest rate at 8% per annum and matures on July 15, 2011. At the election of the note holder, the Note is convertible into shares of the Company’s common stock at the lesser of (i) $3.20 or (ii) 45% of the average of the three lowest intra-day trading prices for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The Company also granted the note holder a warrant to purchase 30,000,000 shares of the Company’s common stock at an exercise price of $0.001. The warrant expires seven years from the date of issuance.

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

We sell AC-11 as a bulk ingredient to companies in the nutraceutical, cosmeceutical, skin care and hair care industries. Although we have executed bulk ingredient supply and trademark license agreements with customers such as Itochu Corporation (Tokyo, Japan) and Solgar Herb and Vitamin Company, we continue to be highly dependent on a small base of customers that purchase bulk AC-11 as an ingredient and as such, these customers make purchases from us only when required to do so in connection with their manufacturing cycle and market demand. We rely on independent commissioned sales people, consultants and management to introduce us to prospective marketing partners and customers.

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

Accounts Receivable and Bad Debt Expense

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for doubtful accounts. We estimate bad debt expense based upon past experience related to specific customers' ability to pay and current economic conditions. At June 30, 2008, our allowance for doubtful accounts was approximately $27,000.

Inventory

Our inventories are stated at the lower of cost, determined by the average cost method, or market. Our inventories consist of raw materials that we purchase from a sole supplier in Brazil and our proprietary compound known as AC-11 which is manufactured in Brazil. We periodically review our inventories for evidence of spoilage and/or obsolescence and we remove these items from inventory at their carrying value. At June 30, 2008, our inventory valuation allowance is $1,233,000.

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

We estimate an allowance for product returns at the time of shipment based on historical experience. During the six months ended June 30, 2008, product returns were negligible. We monitor our estimates on an ongoing basis and we may revise our allowance for product returns to reflect recent experience. To date, we have not made any significant changes in our allowance for returns. Products returned as a result of damage incurred during shipment are replaced at our cost. We do not estimate an allowance for returns due to damage as historically the level of returns has been negligible. For our bulk sales of AC-11, our standard return policy provides for a reimbursement of the full purchase price for any bulk AC-11 that does not conform with the stated specifications. We must receive notification of a return request within 30 days from the date that the customer accepts delivery

Intangibles

We account for long-lived assets and certain identified intangible assets such as patents and trademarks in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Management reviews these long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. We monitor our projections of expected future net cash flows on an ongoing basis. If we determine that our projections require revision due to specific events such as a delayed product launch or a change in our product mix, or changes in economic conditions, we may incur additional write-offs. We did not incur an impairment charge in 2007 or during the six months ended June 30, 2008.

Derivative Instrument Liabilities related to Convertible Notes and Warrants

In connection with the sale of convertible notes and warrants on August 31, 2005, October 17, 2005, February 17, 2006, September 15, 2006, February 14, 2007, January 31, 2008, April 15, 2008 and June 30, 2008, we determined that in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock," and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," that the conversion feature of the convertible notes represents an embedded derivative. As such, we are required to estimate the fair value of the embedded derivative and the warrants at of the end of each reporting period and these values are recorded as liabilities. We estimate fair value using the Black-Scholes option pricing model. This model requires us to make estimates such as the expected holding period, the expected future volatility of our common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Net Sales

Our net sales are derived primarily from the sale of AC-11 as a bulk ingredient to other companies in the nutritional supplement and cosmeceutical industries who utilize it in their own proprietary products. During 2007, we also sold our line of proprietary skin care products which contain AC-11 as a core ingredient to domestic and international distributors. Currently we do not sell our skin care products direct to consumers. In October 2007, we discontinued direct to consumer sales of our Activar AC-11 oral nutritional supplement through our Internet website. The decision to cease sales through this channel was influenced by the exclusive rights we granted to Solgar Herb and Vitamin to market their own proprietary AC-11 supplement to the retail market. We do sell Activar AC-11 to channel partners in certain foreign countries. We have no plans to re-introduce the Activar AC-11 oral supplement through our Internet site in the near future.

Net sales for the three months ended June 30, 2008 were $182,820 compared to net sales of approximately $92,136 for the three months ended June 30, 2007, an increase of $90,684 or 98.4%. Our net sales by product category are summarized in the following table:

	Three Months Ended
	June 30,		$	%
	2008	2007	Inc/(Dec)	Inc/(Dec)
Activar AC-11	$7,000	$7,575	$(575)	(7.6%)
Bulk AC-11	155,840	79,341	76,499	96.4%
Skin Care Products	–	4,838	(4,838)	(100.0%)
License Fee	19,980	–	19,980	NA
Other	–	382	(382)	(100.0%)
Net Sales	$182,820	$92,136	$90,684	98.4%

Sales of bulk AC-11 increased $76,499 or 96.4% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was primarily due to a sale made to a new customer in 2008.

In July 2007, we sold a two-year exclusive trademark license in exchange for an upfront fee of $159,840. We recorded the upfront license fee as deferred income and we will amortize it to revenue in equal monthly amounts of $6,660 over the two-year period of the license. During the three months ended June 30, 2008, we recorded license fee revenue of $19,980. The balance of deferred income at June 30, 2008 was $79,920.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing AC-11 and our line of nutritional supplement and skin care products that contain AC-11 as an ingredient. Cost of sales was $63,781 and $26,606 for the three months ended June 30, 2008 and 2007, respectively. Gross profit as a percentage of net sales was 65.1% for the three months ended June 30, 2008 compared to 71.1% for the comparable period in 2007. The decrease in gross profit percentage was due primarily to a sale made to a new customer which carried a lower price than sales made to existing customers.

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

The table below highlights the major components of our SG&A expenses:

	Three Months Ended
	June 30,		$	%
	2008	2007	Inc/(Dec)	Inc/(Dec)
Employee compensation and benefits	$45,086	$58,864	$(13,778)	(23.4%)
Marketing, advertising and promotion	54,222	63,341	(9,119)	(14.4%)
Research and development	—	2,486	(2,486)	(100.0%)
Consulting and other professional services	33,500	11,100	22,400	201.8%
Legal and accounting	63,235	77,353	(14,118)	(18.3%)
General and administrative	27,005	49,747	(22,742)	(45.7%)
Occupancy	15,975	53,382	(37,407)	(70.1%)
Stock based compensation	25,000	—	25,000	NA
Depreciation and amortization	51,433	60,040	(8,607)	(14.3%)
Total SG&A	$315,456	$376,313	$(60,857)	(16.2%)

In total, SG&A expenses decreased $60,857 or 16.2% from $376,313 for the three months ended June 30, 2007 to $315,456 for the three months ended June 30, 2008. Areas where we achieved significant cost savings are as follows:

•	Employee compensation expense decreased $13,778 or 23.4% in 2008 compared to 2007. This decrease is due to a reduction in the number of full-time employees from two in 2007 to one in 2008.

•	Legal and accounting expenses decreased $14,118 or 18.3% in 2008 compared to 2007. This decrease is due primarily to a reduction in legal fees related to the maintenance of our patent portfolio.

•	General and administrative expenses decreased $22,742 or 45.7% in 2008 compared to 2007. This decrease was due to a reduction in insurance costs and travel and entertainment expenses.

•	Occupancy costs decreased $37,407 or 70.1% in 2008 compared to 2007 due to the relocation of our office from New York City to Lyndhurst, New Jersey.

Interest Expense

Interest expense for the three months ended June 30, 2008 was $521,655 compared to $483,176 in the comparable period in 2007. Of the total in 2008, $426,065 was non-cash interest expense resulting from the accounting treatment of our convertible notes. The remaining $95,590 was interest due under our convertible notes.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, during the three months ended June 30, 2008, we recorded non-cash other income of $1,732,672 related to the decrease in the fair value of the warrants and embedded derivative liabilities compared to non-cash other income of $53,697 in the comparable period in 2007.

Net Income

Net income for the three months ended June 30, 2008 was $1,014,600 or $0.02 per share, compared to a net loss of $740,262 or $0.07 per share for the three months ended June 30, 2007. Excluding the effect of the non-cash income related to the change in value of the liabilities related to the warrants and the embedded conversion feature, our net loss was $718,072 for the three months ended June 30, 2008 compared to a loss of $793,959 for the comparable period in 2007.

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Net Sales

Our net sales are derived primarily from the sale of AC-11 as a bulk ingredient to other companies in the nutritional supplement and cosmeceutical industries who utilize it in their own proprietary products. During 2007, we also sold our line of proprietary skin care products which contain AC-11 as a core ingredient to domestic and international distributors. Currently we do not sell our skin care products direct to consumers. In October 2007, we discontinued direct to consumer sales of our Activar AC-11 oral nutritional supplement through our Internet website. The decision to cease sales through this channel was influenced by the exclusive rights we granted to Solgar Herb and Vitamin to market their own proprietary AC-11 supplement to the retail market. We do sell Activar AC-11 to channel partners in certain foreign countries. We have no plans to re-introduce the Activar AC-11 oral supplement through our Internet site in the near future.

Net sales for the six months ended June 30, 2008 were $378,244 compared to net sales of approximately $209,705 for the six months ended June 30, 2007, an increase of $168,539 or 80.4%. Our net sales by product category are summarized in the following table:

	Six Months Ended
	June 30,		$	%
	2008	2007	Inc/(Dec)	Inc/(Dec)
Activar AC-11	$23,200	$16,433	$6,767	41.2%
Bulk AC-11	314,465	181,437	133,028	73.3%
Skin Care Products	–	10,838	(10,838)	(100.0%)
License Fee	39,960	–	39,960	NA
Other	619	997	(378)	(37.9%)
Net Sales	$378,244	$209,705	$168,539	80.4%

Sales of bulk AC-11 increased $133,028 or 73.3% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was primarily due to a sale made to a new customer in 2008.

In July 2007, we sold a two-year exclusive trademark license in exchange for an upfront fee of $159,840. We recorded the upfront license fee as deferred income and we will amortize it to revenue in equal monthly amounts of $6,660 over the two-year period of the license. During the six months ended June 30, 2008, we recorded license fee revenue of $39,960. The balance of deferred income at June 30, 2008 was $79,920.

Cost of Sales

Cost of sales includes direct and indirect costs associated with manufacturing AC-11 and our line of nutritional supplement and skin care products that contain AC-11 as an ingredient. Cost of sales was $152,499 and $70,442 for the six months ended June 30, 2008 and 2007, respectively. Gross profit as a percentage of net sales was 59.7% for the six months ended June 30, 2008 compared to 66.4% for the comparable period in 2007. The decrease in gross profit percentage was due primarily to a sale made to a new customer which carried a lower price than sales made to existing customers.

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

The table below highlights the major components of our SG&A expenses:

	Six Months Ended
	June 30,		$	%
	2008	2007	Inc/(Dec)	Inc/(Dec)
Employee compensation and benefits	$89,875	$117,855	$(27,980)	(23.7%)
Marketing, advertising and promotion	116,930	126,289	(9,359)	(7.4%)
Research and development	—	7,050	(7,050)	(100.0%)
Consulting and other professional services	55,300	27,229	28,071	103.1%
Legal and accounting	125,380	188,322	(62,942)	(33.4%)
General and administrative	57,753	107,114	(49,361)	(46.1%)
Occupancy	31,950	84,028	(52,078)	(62.0%)
Stock based compensation	25,000	—	25,000	NA
Depreciation and amortization	102,871	120,088	(17,217)	(14.3%)
Total SG&A	$605,059	$777,975	$(172,916)	(22.2%)

In total, SG&A expenses decreased $172,916 or 22.2% from $777,975 for the six months ended June 30, 2007 to $605,059 for the six months ended June 30, 2008. Areas where we achieved significant cost savings are as follows:

•	Employee compensation expense decreased $27,980 or 23.7% in 2008 compared to 2007. This decrease is due to a reduction in the number of full-time employees from two in 2007 to one in 2008.

•
Legal and accounting expenses decreased $62,942 or 33.4% in 2008 compared to 2007. This decrease is due to (i) a reduction in legal fees related to the maintenance of our patent portfolio; (ii) a reduction in accounting fees related to a change in auditing firms and; (iii) a reduction in fees paid to a consultant who provides accounting and financial reporting services to the Company.

•	General and administrative expenses decreased $49,361 or 46.1% in 2008 compared to 2007. This decrease was due to a reduction in insurance costs and travel and entertainment expenses.

•	Occupancy costs decreased $52,078 or 62.0% in 2008 compared to 2007 due to the relocation of our office from New York City to Lyndhurst, New Jersey.

Interest Expense

Interest expense for the six months ended June 30, 2008 was $1,030,832 compared to $945,320 in the comparable period in 2007. Of the total in 2008, $843,190 was non-cash interest expense resulting from the accounting treatment of our convertible notes. The remaining $187,642 was interest due under our convertible notes.

Net Change in Value of Common Stock Warrants and Embedded Derivative Liability

We are required to measure the fair value of the warrants and the embedded conversion feature related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, during the six months ended June 30, 2008, we recorded non-cash other expense of $1,235,489 related to the increase in the fair value of the warrants and embedded derivative liabilities compared to non-cash other expense of $46,992 in the comparable period in 2007.

Net Loss

Net loss for the six months ended June 30, 2008 was $2,645,635 or $0.04 per share, compared to a net loss of $1,630,934 or $0.15 per share for the six months ended June 30, 2007. Excluding the effect of the non-cash expense related to the change in value of the liabilities related to the warrants and the embedded conversion feature, our net loss was $1,410,146 for the six months ended June 30, 2008 compared to a loss of $1,583,942 for the comparable period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our recurring losses from operations, an accumulated deficit of $28,468,495 as of June 30, 2008, our current rate of cash consumption and the uncertainty of liquidity related initiatives described below, there is substantial doubt as to our ability to continue as a going concern. Future losses are likely to continue unless we successfully implement our business plan. At June 30, 2008, we had cash of $21,398 and a net working capital deficit of $8,281,666. We have callable secured convertible notes in the principal amounts of $1,050,464, $1,350,000 and $1,350,000 that are due and payable on August 31, 2008, October 19, 2008, and February 17, 2009, respectively. We do not anticipate having the necessary cash available to repay these amounts when due.

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

On June 30, 2008, we entered into three (3) callable secured convertible notes with our existing note holders for the purpose of capitalizing interest owed under all previously executed notes dated August 31, 2005, October 19, 2005, February 14, 2006, September 15, 2006, February 12, 2007, January 31, 2008 and April 15, 2008. The aggregate principal amount of the three notes is $187,642 which was equal to the aggregate amount of interest owed to the note holders as of June 30, 2008. We did not receive any funds in connection with entering into these notes. The notes carry an interest rate of 2% and a maturity date of April 15, 2011 and are convertible into shares of our common stock at 45% (the “Applicable Percentage”) multiplied by the average of the three lowest intra-day trading prices for our common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the notes is due upon the occurrence of an event of default. Interest on the notes is paid quarterly in arrears.

On July 15, 2008, we entered into a Securities Purchase Agreement with an existing note holder for the sale of $25,000 in callable secured convertible notes and warrants to purchase 30,000,000 shares of our common stock. The note bears interest at 8% and matures on July 15, 2011. We are not required to make any principal payments during the term of the notes. The notes are convertible into shares of our common stock at the note holders' option, at the lower of (i) $3.20 per share or (ii) 45% (the “Applicable Percentage”) multiplied by the average of the three lowest intra-day trading prices for our common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. The full principal amount of the notes is due upon the occurrence of an event of default. Interest on the notes is paid quarterly in arrears.

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

As a result of the sale of this additional note, at July 15, 2008, we have an aggregate of $5,467,168 of callable secured convertible notes outstanding, which may hinder our ability to raise additional debt or equity capital. In addition, we have granted a security interest in substantially all of our assets to the holders of the notes. If we were required to repay all or a portion of the outstanding balance of the notes in cash due to the occurrence of an event of default, we would be required to raise additional funds in the event that we do not have sufficient cash available. There can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. If we were to seek asset based financing, we would need the approval of the existing note holders which we may not receive. Any additional equity financing may involve substantial dilution to our then existing shareholders. Consequently, if we were unable to repay the notes, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

Given our limited cash on hand, we have taken steps to decrease the amount of cash required to fund our existing operations. We estimate that we will require approximately $720,000 over the next twelve months or $60,000 per month to fund our existing operations. These costs include (i) compensation and healthcare benefits for our full-time employee, (ii) compensation for consultants who we deem critical to our business, (iii) general office expenses including rent and utilities, (iv) insurance, (v) outside legal and accounting services and, (vi) order fulfillment operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4T. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures: As of June 30, 2008, an evaluation was carried out under the supervision and with the participation of Daniel Zwiren, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. The system of disclosure controls and procedures was designed to be effective at a reasonable assurance level. Based on that evaluation, Mr. Zwiren has concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert him of information required to be disclosed by us in reports that we file or submit under the Securities Act of 1934. During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated: August 4, 2008

OPTIGENEX INC.
Registrant

By:	/s/ Daniel Zwiren
Daniel Zwiren
President, Chief Executive Officer and Chief Financial Officer