Form 10-Q/A
period 2008-03-31
OPTIGENEX INC.
filed 2008-09-10
CIK 1168776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Dated: September 10, 2008

OPTIGENEX INC.
Registrant

By:	/s/ Daniel Zwiren
Daniel Zwiren
President, Chief Executive Officer and Chief Financial Officer