Form 10KSB/A
period 2007-12-31
OPTIGENEX INC.
filed 2008-10-14
CIK 1168776

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

PART I

Optigenex Inc. is referred to as “we”, “our” or “us”

EXPLANATORY NOTE

Form 10-KSB/A

Amendment #2

On May 16, 2008, we filed our Form 10-KSB for the year ended December 31, 2007. On July 31, 2008, we received a comment letter from the Securities and Exchange Commission’s Division of Corporation Finance (“the SEC”) regarding our internal control over financial reporting. On September 10, 2008, we filed Amendment Number 1 to our Form 10-KSB. On September 19, 2008, we received another comment letter from the SEC pertaining to the revised disclosure of our internal control over financial reporting in Amendment Number 1. As a result of this second comment letter, we reassessed our internal control over financial reporting, specifically as to the matters contained below in Section 1, and filed this Amendment Number 2 to Form 10-KSB to amend the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Our reassessment is based on: (a) our misinterpretation of the matters addressed in July 31, 2008 comment letter and conducting a reassessment based on the September 19, 2008 comment letter; (b) consultation with our legal counsel; (c) consultation with our independent registered public accounting firm; and (d) our review of: (i) “Internal Control over Financial Reporting - Guidance for Smaller Public Companies published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”); (ii) Internal Control over Financial Reporting - Guidance for Smaller Public Companies published by COSO; and (iii) various SEC releases and SEC interpretative guidance regarding internal control over financial reporting.

This Amendment Number 2 to our Form 10-KSB amends Item 8A of Part II of Form 10-KSB and the Principal Executive Officer and Principal Financial Officer Certifications under Item 601(b)(31) of Regulation S-B (the “Amended Items”). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the amended items have been amended and restated in their entirety. No attempt has been made in this Amendment Number 2 to our Form 10-KSB to modify or update other disclosures as presented in the original Form 10-KSB.

Item 8A. Controls and Procedures

Section 1

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and participation of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were ineffective as of December 31, 2007. The fact that we filed our Form 10-KSB 30 days late was attributable to having ineffective disclosure controls and procedures.

We have taken the following initial steps and will continue to take more steps to strengthen our disclosure controls and procedures, in order to evaluate and remedy the deficiencies and to test these procedures and controls on an ongoing basis.

1.
We are seeking to hire a Chief Financial Officer, or an employee who will perform the functions of a Chief Financial Officer, who will strengthen our disclosure controls and procedures by implementing procedures that enhance the recording, processing, summarizing and reporting of the information which we are required to file within the time periods specified in the Commission’s rules and forms. This individual will also be responsible for simplifying certain accounting procedures and arrange for the training of any additional accounting personnel that we may hire in the future, which will be beneficial to strengthening our disclosure controls, expand our documentation of accounting transactions and related reviews, improve the timeliness and quality of financial reports to management, and improve the communication between our accounting/finance department and all sectors of our business;

2.	We will increase our use of outside advisors to improve our quality of disclosure.

Section 2

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 and concluded that it is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2007. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIGENEX INC.

/s/ Daniel Zwiren
Daniel Zwiren Chief Executive Officer

Dated: October 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Zwiren	Chairman of the Board Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)	October 14, 2008
Daniel Zwiren