Form 10-Q/A
period 2008-06-30
OPTIGENEX INC.
filed 2008-10-14
CIK 1168776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

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

EXPLANATORY NOTE

Form 10-Q/A

Amendment #1

On August 4, 2008, we filed our Form 10-Q for the quarterly period ended June 30, 2008. On September 19, 2008, we received a comment letter from the Securities and Exchange Commission’s Division of Corporation Finance (“the SEC”) regarding our internal control over financial reporting. As a result of this comment letter, we reassessed our internal control over financial reporting, specifically as to the matters contained below and filed this Amendment Number 1 to Form 10-Q to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. Our reassessment is based on: (a) the matters addressed in September 19, 2008 comment letter; (b) consultation with our legal counsel; (c) consultation with our independent registered public accounting firm; and (d) our review of: (i) “Internal Control over Financial Reporting - Guidance for Smaller Public Companies published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”); (ii) Internal Control over Financial Reporting - Guidance for Smaller Public Companies published by COSO; and (iii) various SEC releases and SEC interpretative guidance regarding internal control over financial reporting.

This Amendment Number 1 to our Form 10-Q amends Item 4T of Part I of Form 10-Q and the Principal Executive Officer and Principal Financial Officer Certifications under Item 601(b)(31) of Regulation S-B (the “Amended Items”). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the amended items have been amended and restated in their entirety. No attempt has been made in this Amendment Number 1 to our Form 10-Q to modify or update other disclosures as presented in the original Form 10-Q.

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

As previously disclosed in Amendment Number 2 to our Form 10-KSB for the year ended December 31, 2007, we concluded that our disclosure controls and procedures were ineffective as of December 31, 2007. The fact that we filed our Form 10-KSB thirty (30) days late was attributable to having ineffective disclosure controls and procedures. We have also previously disclosed in Amendment Number 2 to our Form 10-Q for the quarterly period ended March 31, 2008 that our disclosure controls and procedures were ineffective as of March 31, 2008.

Under the supervision and participation of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were ineffective as of June 30, 2008.

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

As of June 30, 2008 we had not yet hired a full time Chief Financial Officer to perform the functions described above as a result, we have concluded that our disclosure controls and procedures were ineffective as of June 30, 2008. We will continue to seek to hire a qualified Chief Financial Officer or an employee to perform the functions described above. Currently we rely on the services of an outside consultant to assist management in performing these functions.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the second quarter of 2008. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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